Form 10-Q
period 2006-03-31
RAM Holdings Ltd.
filed 2006-05-24
CIK 1352713

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number: 0001-352713
RAM Holdings Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

46 Reid Street	HM 12
Hamilton
Bermuda
(Address of principal executive offices)	(Zip Code)
(441) 296-6501
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐           No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2006

Common Shares, $0.10 par value per share]	27,234,755 shares

RAM HOLDINGS LTD.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Combined Balance Sheets (unaudited) as of March 31, 2006 and December 31, 2005
Combined Statements of Operations (unaudited) for the Three Months Ended March 31, 2006 and 2005
Combined Statements of Comprehensive Income (unaudited) for the Three Months Ended March 31, 2006 and 2005
Combined Statements of Shareholders’ Equity and Retained Earnings (unaudited) for the Three Months Ended March 31, 2006
Combined Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2006 and 2005
Notes to Combined Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Item 1A. Risk factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Default upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Exhibit Index
Ex – 31.1
Ex – 31.2
Ex – 32.1
Ex – 32.2
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RAM Re Group of Companies
Combined Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Investments: Fixed-maturity securities, held as available for sale, at fair value (amortized cost of $484,232,094 and $474,447,225)	$471,908,033	$469,907,506
Cash and cash equivalents	5,040,238	6,070,420
Accrued investment income	3,475,883	4,691,971
Premiums receivable	2,828,258	1,988,037
Recoverable on paid losses	1,254,325	1,279,503
Deferred policy acquisition costs	67,191,026	66,220,355
Fixed Assets	104,241	123,952
Deferred expenses	868,566	849,224
Prepaid expenses	1,196,575	114,007
Other assets	3,113,221	2,326,984

Total assets	$556,980,366	$553,571,959

Liabilities and shareholders’ equity
Liabilities
Loss and loss adjustment expense reserve	$18,983,177	$16,594,867
Unearned premiums	169,450,325	165,580,330
Accounts payable and accrued liabilities	1,860,811	3,107,974
Long-term debt	40,000,000	40,000,000
Accrued interest payable	—	693,152
Share based compensation liability	2,384,670	2,801,535
Other liabilities	2,928,538	2,138,009

Total liabilities	235,607,521	230,915,867

Shareholders’ equity
Common shares ($0.10 par value; authorized shares — 100,000,000 and 45,000,000; issued and outstanding shares – 25,884,755 shares at March 31, 2006 and December 31, 2005)	2,588,476	2,588,476
Additional paid-in capital	210,959,235	211,056,634
Accumulated other comprehensive loss	(12,338,258)	(4,539,719)
Retained earnings	120,163,392	113,550,701

Total shareholders’ equity	321,372,845	322,656,092

Total liabilities and shareholders’ equity	$556,980,366	$553,571,959

The accompanying notes are an integral part of these combined financial statements.

RAM Re Group of Companies
Combined Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Gross written premiums	$14,575,654	15,185,988
Change in unearned premiums	(3,869,995)	(6,199,015)

Net earned premiums	10,705,659	8,986,973
Net investment income	5,394,578	4,182,167
Net realized investment gains (losses) on sale of investments	(219,763)	(332,886)
Net unrealized gains (losses) on credit derivatives	(2,711)	281,777

Total revenues	15,877,763	13,118,031

Expenses:
Loss and loss adjustment expenses	1,099,237	539,405
Acquisition expenses	3,944,751	3,263,397
Operating expenses	3,539,235	2,371,548
Interest expense	681,849	681,849

Total expenses	9,265,072	6,856,199
Net income	6,612,691	6,261,832

Net income per common share:
Basic	$0.26	$0.24
Diluted	$0.25	$0.24
Weighted-average number of common shares outstanding:
Basic	25,884,755	25,917,295
Diluted	25,943,860	26,043,585
The accompanying notes are an integral part of these combined financial statements.

RAM Re Group of Companies
Combined Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net income	6,612,691	6,261,832
Other comprehensive income (loss)
Change in unrealized appreciation/(depreciation) of investments	(7,578,776)	(5,592,736)
Less: Reclassification adjustment for net realized (gains)/losses included in net income	219,763	332,886

Other comprehensive income (loss)	(7,798,539)	(5,925,622)
Comprehensive income	$(1,185,848)	$336,210

The accompanying notes are an integral part of these combined financial statements.

RAM Re Group of Companies
Combined Statement of Shareholders’ Equity and Retained Earnings
For Three Months Ended March 31, 2006
(Unaudited)

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
Balance, January 1, 2006	$1,991,135	211,653,975	(4,539,719)	113,550,701	322,656,092
Stock split	597,341	(597,341)	—	—
Committed preferred shares expenses	—	(133,649)	—	—	(133,649)
Non-cash compensation	—	36,250	—	—	36,250
Net income	—	—	—	6,612,691	6,612,691
Other comprehensive (loss) income	—	—	(7,798,539)		(7,798,539)

Balance, March 31, 2006	$2,588,476	210,959,235	(12,338,258)	120,163,392	321,372,845
The accompanying notes are an integral part of these combined financial statements.

RAM Re Group of Companies
Combined Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,612,691	$6,261,832
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Net realized (gains)/losses on sale of investments	219,763	332,886
Depreciation and amortization	40,715	48,159
Amortization of debt discount	1,581	1,546
Net unrealized (gains)/losses on credit derivatives and foreign exchange	2,711	(23,072)
Amortization of bond premium and discount	107,316	615,454
Non-cash compensation	36,250	127,437
Accrued investment receivables	1,216,088	620,166
Premiums receivable	(840,221)	1,285,044
Recoverables on paid losses	25,178	5,368
Deferred policy acquisition costs	(970,671)	(1,932,249)
Prepaid expenses	(1,082,568)	(913,777)
Deferred expenses	(1,663)	—
Other assets/liabilities	—	(68,162)
Loss and loss adjustment expenses	2,388,310	358,772
Unearned premiums	3,869,995	6,199,015
Accounts payable and accrued liabilities	(1,247,163)	(601,039)
Share based compensation liabilities	(416,865)	—
Accrued interest payable	(693,152)	681,850

Net cash flows provided by (used in) operating activities	9,268,295	12,999,230

Cash flows from investing activities:
Purchases of investments	(26,845,885)	(60,075,408)
Proceeds from sales of investments	16,578,434	36,185,204
Proceeds on maturities of investments	102,624	3,255,000
Purchases of fixed assets	—	(5,075)

Net cash flows (used in) provided by investing activities	(10,164,827)	(20,640,279)

Cash flows from financing activities:
Net issuance (redemption) of share capital	—	1,420
Committed preferred securities expenses	(133,650)	(135,043)

Net cash flows (used in) provided by financing activities	(133,650)	(133,623)

Effect of exchange rate changes on cash	—	(258,705)
Net increase in cash and cash equivalents	(1,030,182)	(8,033,377)
Cash and cash equivalents — Beginning of period	6,070,420	36,086,774
Cash and cash equivalents — End of period	$5,040,238	28,053,397

Supplemental cash flow disclosure:
Interest paid on long term debt	1,375,000	1,375,000
The accompanying notes are an integral part of these combined financial statements.

RAM Re Group of Companies
Notes to Combined Financial Statements
March 31, 2006
(Unaudited)
1. Organization and Subsequent Events
RAM Holdings Ltd. (“Holdings”), RAM Holdings II Ltd (“Holdings II”) and RAM Reinsurance Company Ltd (“RAM Re”), collectively the “RAM Re Group of Companies”, were incorporated on January 28, 1998 under the laws of Bermuda. RAM Holdings and Holdings II, the owners of all of the voting and non-voting common shares of RAM Re, entered into an amalgamation (merger) agreement pursuant to which the two companies amalgamated as of May 1, 2006. Upon completion of the amalgamation, all of the shares of RAM Re are held by RAM Holdings Ltd. (“the Company”), the amalgamated entity of RAM Holdings and Holdings II.
RAM Re is a Bermuda-based company whose principal activity is the reinsurance of financial guarantees of public finance and structured finance debt obligations insured by the triple-A rated monoline financial guaranty companies. RAM Re provides reinsurance through treaty and facultative agreements that it maintains with each of its customers. Financial guaranty reinsurance written by RAM Re generally provides for guarantees of scheduled principal and interest payments on an issuer’s obligation in accordance with the obligation’s original payment schedule and, in rare circumstances, such amounts are payable on an accelerated basis.
On May 2, 2006, the Company completed an initial public offering (“IPO”) of 10,820,816 common shares (including 1,411,411over-allotment option shares). The offering raised approximately $131.2 million of proceeds, net of underwriters’ discount and commission, of which $16.4 million went to the Company and $114.8 million went to the selling shareholders. The Company contributed substantially all of the net proceeds of the offering to RAM Re to increase its capital and surplus in order to increase its underwriting capacity. The Company’s common shares are traded on the Nasdaq National Market under the symbol of “RAMR”. As the IPO was completed subsequent to March 31, 2006, the financial information presented does not reflect the impact of the IPO.
On May 1, 2006, the Board of Directors and shareholders approved a 10 for 1 stock split of the common shares of the Company, and in addition, issued bonus shares on a 0.3 for 1 basis, effectively resulting in a 13:1 stock split. As a result of this action 23,893,620 additional shares were issued and the par value of all shares became $0.10 per share. Prior to this the par value of the common shares was $1.00 per share. Accordingly, $597,341 was transferred from additional paid in capital to common shares. All references to number of common shares and per common share amounts including the reference in Note 10 have been restated to reflect the retroactive effect of the effective 13:1 stock split for all periods presented.
2. Basis of Preparation
The interim unaudited combined financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). These statements should be read in conjunction with the audited combined financial statements and notes for the year ended December 31, 2005 for RAM Re Group of Companies included in the Company’s S-1 (Registration No. 333-131763), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements prepared reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates. The December 31, 2005 balance sheet, included in these statements, was derived from audited financial statements. The results of operations for the three months ending March 31, 2006 may not be indicative of the results that may be expected for the full year.
3. Basis of Combination
As the amalgamation (Note 1) occurred subsequent to March 31, 2006, these combined financial statements do not reflect the amalgamation and as such have been prepared on a combined basis. There will be no effect to shareholders equity or results of operation on amalgamation. The combined financial statements include the consolidated accounts of Holdings and the accounts of Holdings II as this presentation is considered most meaningful to shareholders. The consolidated accounts of Holdings include those of its subsidiary RAM Re. Holdings and Holdings II have common shareholders and are under common management. Intercompany balances and transactions have been eliminated in combination. There are no significant differences between financial statements prepared on a combined basis and those which would be prepared on a consolidated basis.
4. Recent Accounting Pronouncements
In January and February of 2005, the SEC discussed with financial guaranty industry participants the diversity in practice with respect to their accounting policies for loss reserves. In June 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guaranty insurers for claims liability recognition, premium recognition and deferred acquisition costs. When the FASB issues authoritative guidance on this matter, which is anticipated sometime during 2006, RAM Re and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, and the potential changes could extend to premium and expense recognition. RAM Re cannot predict how the FASB will resolve this issue and the resulting impact on the Company’s financial statements. Until the authoritative guidance is issued, RAM Re intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.
In December 2004, the FASB issued a revision of Statement of Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation” (“FAS 123R”). Under FAS 123(R), companies are required to expense the fair value of employee stock options and other forms of stock-based compensation and to provide associated financial statement disclosures. For the Company, FAS 123(R) is effective for annual reporting periods beginning after December 31, 2005. The Company has applied this statement prospectively to new awards and to awards modified, repurchased, or cancelled after the effective date. The Company will continue to account for awards granted prior to December 31, 2005 under APB No. 25, using the intrinsic value method. See Note 10.
5. Reinsurance
On July 1, 2005, RAM Re entered into a retrocession agreement with an “AA” rated financial guaranty company to retrocede business that exceeds its single risk limits on a facultative basis, thereby limiting its exposure to loss from large risks. RAM Re must cede $1.5 million in premium by December 31, 2006. This retrocessional agreement does not relieve RAM Re from its obligation to the reinsured. As at March 31, 2006, there have been no premiums retroceded per the agreement.
6. Derivative instruments
RAM Re has reinsured derivative instruments consisting primarily of credit default swaps that it intends to reinsure for the full term of the contract. Management considers these derivative instruments to be a normal extension of its financial guaranty reinsurance business. All derivative instruments are recognized on the balance sheet at their fair value since they do not qualify for the financial guarantee scope exception under Statement of Financial Accounting Standard No. 149 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 149”). Changes in fair value are recognized as unrealized gains/(losses) in net income. In determining the fair value of derivative instruments, management relies on quoted market spread data as an input to its internal valuation model. The change in fair value of these derivative contracts for the three months ending March 31, 2006 and 2005 was ($2,711) and $281,777, respectively.
7. Earnings per share
Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares issued and outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options outstanding during the period that could potentially result in the issuance of common stock. As at March 31, 2006 and 2005 there were 45,500 and nil stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

	March 31
	2006	2005
	(in thousands, except per share amounts)
Net income	$6,613	$6,262

Basic weighted-average shares	25,884,755	25,917,295
Effect of stock options	59,105	126,295

Diluted weighted-average shares	25,943,860	26,043,590
Basic EPS	$0.26	$0.24
Diluted EPS	0.25	0.24

8. Contingent capital and credit facilities
On February 3, 2006, RAM Re entered into a $40,000,000 credit facility with major commercial banks. The facility may be drawn upon by RAM Re if cumulative losses arising from public finance bonds reinsured by RAM Re exceed certain minimum thresholds. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain instalment premiums and other collateral. The facility, which contains an annual renewal provision subject to approval by the banks, has a seven-year term ending on February 3, 2013. As of March 31, 2006, no amounts were outstanding under this facility.
As of March 31, 2006 and 2005, RAM Re maintained a $90,000,000 credit facility with major commercial banks. The facility may be drawn upon by RAM Re if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain instalment premiums and other collateral. The facility, which contains an annual renewal provision subject to approval by the banks, has a nine-year term ending on May 11, 2015. As of March 31, 2006 and 2005, no amounts were outstanding under this facility.
On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50,000,000 in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50,000,000 of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of March 31, 2006, the perpetual put options have not been exercised. Expenses of $133,650 and $135,043 relating to the operation of the facility for the period ended March 31, 2006 and 2005, respectively, have been charged directly to additional paid-in capital.
9. Long-term debt
On March 26, 2004 Holdings issued $40,000,000 of unsecured senior notes (the “Notes”) to a qualified institutional buyer as defined in Rule 144A of the Securities Act. The term of the Notes is 20 years with the full principal amount due at maturity. Holdings II has provided an unconditional guarantee of all amounts due with respect to the Notes. The Notes rank pari passu in right of repayment with RAM Holding Ltd.’s other unsecured senior debt, of which there is currently none. The net proceeds from the Notes have been used to provide capital for RAM Re.
Subsequent to the amalgamation of Holdings and Holdings II on May 1, 2006, the guaranty by Holdings II was released.
The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of Holdings, in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and the Make Whole Amount, a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $681,849 has been recorded for the three months ending March 31, 2006 and 2005.
10. Stock Based Compensation Plan
Prior to January 1, 2006, stock options were issued to senior management and directors on an ad hoc basis and accounted for under Accounting Principles Board Opinion (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“FAS 123”). Under APB 25 the fair value per share at the grant date is estimated as book value at the most recent quarterly reporting period and the strike price of the options granted was the book value at the date of grant. Therefore the intrinsic value is zero for all options granted under APB 25 that have the same fair value and strike price and no compensation expense is recognized for the cost of the stock options.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123R”), utilizing the prospective transition method. Under the prospective transition method, compensation costs recognized at March 31, 2006 relate to the estimated fair value at the grant date of stock options granted subsequent to January 1, 2006 in accordance with FAS 123R. Prior to the adoption of FAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense in net income for stock options granted under the plan that had an exercise price equal to the fair value of the underlying common stock at the date of grant. In accordance with the provisions of FAS 123R, options granted prior to January 1, 2006, have not been restated to reflect the adoption of FAS 123R. For the periods ended March 31, 2006 and March 31, 2005, the Company recognized $25,488 and nil, respectively, of compensation expense in the period for stock options with an exercise price less than the market value of the underlying common stock on the date of the grant.
As a result of adopting FAS 123R on January 1, 2006, the Company’s net income for the period ended March 31, 2006 was $10,763 lower and basic and diluted earnings per share would have been $0.26 and $0.25, respectively, for the three months ended March 31, 2006 if the Company had not adopted FAS 123R.
The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options using the following assumptions as at March 31, 2006:

Three Months
Ended
March 31,
2006
Dividend yield	0%
Expected volatility	30%
Risk-free interest rate	4.3%
Expected life of options (in years)	5.0
Weighted-average grant-date fair value	$13.71
These assumptions are based on a number of factors as follows: (i) expected volatility was determined using the historical volatility of the stock price of similar companies within the financial guaranty industry, (ii) the expected term of the options is based on the period of time that the options granted are expected to be outstanding, and (iii) the risk free rate is the U.S. Treasury rate effective at the time of grant for the duration of the options granted. Compensation cost is recognized on a straight-line basis over the vesting period and is net of estimated forfeitures. At March 31, 2005 the weighted average grant date fair value, using FAS 123 for disclosure purposes, was $10.62.
As at March 31, 2006, there was $0.2 million of unrecognized compensation expense related to the stock options granted under FAS 123R which is expected to be recognized over the remaining service period of 4.8 years.
The following table summarizes the stock option activity for the quarter ended March 31, 2006:

		Weighted average	Weighted-Average	Aggregate
	Number of	exercise price per	Remaining	Intrinsic Value
	shares	share	Contractual Life	(1)
Options
Outstanding – Beginning of year	752,700	$11.18
Purchased from employee	(31,200)	11.12
Forfeited	(46,800)	11.12
Granted during the period	45,500	13.71

Outstanding – End of year	720,200	11.35	5.07 years	$1,220,343

Exercisable – End of year	269,490	11.14	4.71 years	$530,796

Weighted average fair value per share of options granted during the period		13.71

(1)	The aggregate intrinsic value was calculated based on the IPO price of $13.00 as the Company believes this is the best estimate of the fair value of the stock options as at March 31, 2006, and is calculated as the difference between the IPO price and the exercise price of the underlying options.

During the first quarter of 2006, the Company purchased from employees 31,200 options that were fully vested at an expense of $80,832.
As of April 26, 2006, the Company adopted the RAM Holdings Ltd. 2006 Equity Plan (the “Plan”). The number of common shares that may be delivered under the Plan may not exceed 2,470,000. In the event of certain transactions affecting the common shares of RAM Holdings Ltd., the number or type of shares subject to the Plan, the number and type of shares subject to outstanding awards under the Plan, and the exercise price of awards under the Plan, may be adjusted. The Plan authorizes the grant of share options, share appreciation rights, share awards, restricted share units, performance units, or other awards that are based on the Company’s common shares. The awards granted are contingent on the achievement of service conditions during a specified period, and may be subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the participant. Awards under the Plan may accelerate and become vested upon a change in control of the Company. The Plan is administered by the compensation committee of the board of directors. The plan is subject to amendment or termination by the board.
On May 2, 2006 in connection with the Company’s Initial Public Offering, awards of share options and restricted share units were made to the Company’s officers and employees. Each of the options will vest in equal annual installments over a four-year period and will expire on the seventh anniversary of the date of grant. The exercise price of the options is $13.45, the average of the highest and lowest quoted selling price on May 2, 2006, the closing day of the public offering. Restricted share units will vest in equal annual installments over a four-year period. Options to purchase an aggregate of 387,504 common shares and an aggregate of 17,716 restricted share units were issued in connection with the IPO.
For restricted share units, the unearned compensation is expensed ratably over the vesting period.
As of June 30, 2005, the Company entered into Payment Agreements that terminated both the Contingent Share Agreements and 472,420 vested Stock Options of three management employees. As the options are vested and the payment is for past service, the Company has recorded a share based compensation liability of $2,384,670 as of March 31, 2006 which represents management’s best estimate of the ultimate liability. In accordance with the terms of the agreement, the Company will re-evaluate this liability on its best estimate of June 30, 2006 book value and record any changes in estimate until the payment date of July 1, 2006.
11. Share Capital
On March 1, 2006, the Company increased authorized share capital to $10,000,000 from $2,000,000 resulting in authorized share capital of 90,000,000 common shares and 10,000,000 undesignated preference shares with a par value of $0.10 each. Shares issued and outstanding at December 31, 2005 have been retroactively adjusted to reflect this change as well as the share split described in Note 1. Shares issued and outstanding as at March 31, 2006 and December 31, 2005 are both 25,884,755.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report contains information that includes or is based upon forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give RAM Holdings Ltd.’s (hereafter “RAM,” “we,” “our” or the “Company”) expectations or forecasts of future events. These statements are subject to risks and uncertainties that could result in actual results differing from these forward-looking statements and from historical earnings.
RAM’s forward-looking statements herein may turn out to be incorrect and are based on current expectations and the current economic environment. RAM’s actual results may vary materially. The following factors could cause actual results to differ materially:
•	downgrades of our financial strength ratings from the rating agencies;

•	our inability to execute our business strategy;

•	reduction in the amount of reinsurance ceded by one or more of our principal primary insurers;

•	contract cancellations;

•	more severe or frequent losses associated with our reinsurance products;

•	dependence on customers;

•	decreased demand for our reinsurance or increased competition in our markets;

•	regulatory or legislative developments;

•	loss of key personnel;

•	technological developments;

•	the effects of mergers, acquisitions and divestitures;

•	changes in accounting policies or practices;

•	changes in general economic, credit, interest rate or foreign currency environment; and

•	other risks and uncertainties that have not been identified at this time.
RAM is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our periodic reports filed with the Securities and Exchange Commission.
Overview
RAM Holdings Ltd. is a Bermuda-based provider of financial guaranty reinsurance, conducting substantially all of our operations through our wholly owned subsidiary, RAM Reinsurance Company Ltd. (“RAM Re”). RAM Re has earned an AAA rating from Standard & Poor’s Ratings Services (“S&P”) and an Aa3 rating from Moody’s Investors Service, Inc. These ratings, in particular the S&P triple-A rating, are critical to our ability to compete in the market of providing reinsurance to the primary financial guaranty insurers. Our business consists of a single operating segment, financial guaranty reinsurance, the purpose of which is to indemnify a primary financial guarantor, referred to as the primary insurer, against the portion of any loss it may sustain under financial guaranty policies it has ceded to us. We reinsure policies covering both U.S. and international exposures and we market our reinsurance directly through the execution of treaty and facultative contracts with seven primary insurers.
Critical Accounting Policies
Our combined financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America (“GAAP”), are determined using estimates and assumptions. Actual results and amounts realized could ultimately be materially different from the amounts currently provided for in our combined financial statements. Critical accounting policies are those that management believes to be inherently complex and subjective, and therefore an understanding of the accounting policies pertaining to these items is important. With the exception of the adoption of FAS 123R and the related impact on our accounting policy for stock-based compensation, there were no changes to our accounting policies and methods of computation compared to those in our December 31, 2005 audited financial statements. Amongst the estimates included in our financial statements, estimates relating to loss and loss adjustment expense reserves, valuation of derivative financial instruments, and valuation of the investment portfolio including other than temporary impairments of investments require us to make significant judgments and such estimates could potentially result in materially different results under different assumptions and conditions. These estimates are summarized below, and the discussion that follows should be read in conjunction with our combined financial statements and notes included in this quarterly report and in our S-1 filing with the SEC on April 26, 2006, which includes our December 31, 2005 audited combined financial statements.
Losses and Loss Expense Reserves
The liability for losses and loss adjustment expenses is our estimate of the ultimate aggregate losses in our portfolio of assumed financial guaranty exposures and consists of case reserves and unallocated reserves. Case reserves are established for losses on reinsured obligations that have already defaulted and losses that are probable and estimable. These reserves are initially established by the primary insurer and our proportionate share of these reserves is reported to us at least quarterly. We review and assess the ceded case reserves and our evaluation may result in increasing or decreasing the case reserve recorded by us above or below the amount reported to us by the primary insurer. We establish case reserves in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under collateral and subrogation rights. Case reserves are discounted in accordance with discount rates prescribed or permitted by state regulatory authorities. We also establish an unallocated reserve because we believe that additional losses are inherent in our portfolio of reinsured risks.
Our unallocated reserves estimate is primarily based on the composition of our outstanding exposure and reserve factors that we apply to this exposure. The reserve factors are a product of the ratios of (i) the unallocated reserves of our primary insurers relative to their outstanding exposures weighted by (ii) the credit risk of our outstanding exposure relative to the credit risk of the portfolios of our primary insurers (see our S-1 filing “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for further detail). The unallocated reserve calculated by this formula is also reviewed relative to subjective considerations including developments and trends, case reserve experience, and expected loss experience over the long term and the unallocated reserve is established in an amount that together with case reserves represents management’s best estimate of ultimate losses.
The following table summarizes our reserves as at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(in millions of U.S. dollars)
Case	$7.6	$6.3
Unallocated	11.4	10.3

Total	19.0	16.6
Estimates of our reserves for loss and loss adjustment expenses are substantially dependent on the surveillance activities and reserving policies of the primary insurers and our estimates are subjective and are based on the judgment of both the primary insurer and our senior risk and finance personnel and, therefore, the final liability may materially differ from amounts estimated and reserved.
Valuation of Derivative Financial Instruments
Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) establishes accounting and reporting standards for derivative instruments. RAM’s exposure to derivative instruments is through reinsurance of credit default swap contracts issued by ceding companies. These contracts are held to maturity by the primaries, are generally highly rated tranches of credit default swap obligations, and because the primary insurer generally structures its credit default swap contracts with first loss protection from various financial institutions our risk of loss is mitigated. Management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance but they do not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FAS 133. Therefore, we are required to account for these assumed credit default swaps on the balance sheet at fair value and changes in fair value due to market conditions are reported as unrealized gains and losses on derivative financial instruments in our income statement.
We use a model to estimate the fair value of the derivatives exposures assumed by us in the course of business. The valuation model includes the use of significant management estimates, judgment and market information, including factors such as current prices for similar agreements, changes in credit spreads and interest rates, and the duration of the credit derivative exposure. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps insured by primaries so that substantial variation in estimated fair value could result from the application of different models. Management reviews the valuation model periodically in consideration of developments that may include new and more refined price indices or data and enhancements in modeling techniques and we could make future modifications in our fair value estimation approach if the modification is believed to produce a better fair value estimate.
As a result of the factors noted above, the fair value of credit derivatives recorded by us may materially differ from the value that might be realized in the sale of the credit derivative portfolio.

Valuation of Investment Portfolio
Our investment securities are designated as available for sale in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of our securities are reported in “Accumulated other comprehensive income” in shareholders’ equity. We have a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include: (i) securities with market values having declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) recent credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in “Accumulated other comprehensive income” on our balance sheet. If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a loss on our income statement. Our assessment of a decline in value includes our current judgment of the factors noted above. If that judgment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.
The Company had no write-downs of investments for other than temporary impairment losses for the three-month periods ended March 31, 2006 and 2005. We have provided tables to summarize unrealized losses in our investment portfolio under “Liquidity and Capital Resources”.
Combined Results of Operations
The following table presents summary combined results of operations data for the three month periods ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	($ in millions)
Revenues:
Gross written premiums	$14.6	$15.2
Net earned premiums	10.7	9.0
Net investment income	5.4	4.2
Net realized investment gains (losses)	(0.2)	(0.3)
Unrealized gains (losses) on derivative financial instruments	0.0	0.3

Total revenues	$15.9	$13.2
Expenses:
Loss and loss adjustment expenses	1.1	0.5
Acquisition costs	4.0	3.3
Operating expenses	3.5	2.4
Interest expenses	0.7	0.7

Total expenses	$9.3	$6.9

Net Income	$6.6	$6.3

Net Income
Net income was $6.6 million for the quarter ended March 31, 2006, compared with $6.3 million for the quarter ended March 31, 2005. The increase of $0.3 million, or 4.8%, in 2006 compared with 2005 is mainly due to increased earned premiums and increased investment income resulting from the growth of the portfolio, offset by increased losses and loss adjustment expenses and general and administrative expenses relating largely to non-recurring costs for our initial public offering.
Gross Written Premiums

	Three Months Ended
	March 31,
Gross Written Premiums	2006	2005
	($ in millions)
Public Finance	$8.9	$10.0
Structured Finance	5.7	5.2

Total	$14.6	$15.2
Gross written premiums for the quarter ended March 31, 2006 were $14.6 million, a 3.9% decrease compared with $15.2 million for the quarter ended March 31, 2005. Public finance premiums written decreased to $8.9 million from $10.0 million, an 11.0% decline, in the first quarter compared to prior year. This decrease is attributed to an overall decrease in the volume of business assumed, in turn reflective of lower levels of new issuance and insured penetration by the primaries than in the comparable period of 2005, and lower premium rates for international public finance business. Structured finance premiums written increased by $0.5 million, or 9.6%, with the increase representing the combined effect of written premiums resulting largely from previously in-force business as well as new business writing.
Reinsurance
RAM Re entered into a retrocessional agreement with an ‘AA’ rated financial guarantor on July 1, 2005. The treaty requires RAM Re to retrocede premiums of $1.5 million during the term of the treaty, which expires on December 31, 2006. The retrocession agreement does not relieve the Company from its obligation to the reinsured. There has been no business retroceded as at March 31, 2006.
Net Earned Premiums
Net earned premiums for the quarter ended March 31, 2006 were $10.7 million compared with $9.0 million for the quarter ended March 31, 2005, an increase of 18.9%. The significant increases in upfront premiums from the public finance business in past years, as indicated by growth in unearned premiums on the balance sheet, and in installment premiums from the structured finance business assumed in prior years contributed to this growth, as did higher refundings during the quarter compared to prior year. Earned premiums resulting from refundings totaled $0.6 million for the period ended March 31, 2006 compared to $0.4 million for the period ended March 31, 2005.

	Three Months Ended
	March 31,
Net Earned Premiums	2006	2005
	($ in millions)
Public Finance	$4.4	4.6
Structured Finance	6.3	4.4

Total	$10.7	$9.0

Net Investment Income
Net investment income increased to $5.4 million for the quarter, 28.6% above the $4.2 million in investment income for the quarter ended March 31, 2005. The increase was attributable to the growth of invested assets resulting from the cash flows produced by our business and an increase in the book yield on invested assets. Book yields were 4.63% and 4.26% for the periods ended March 31, 2006 and 2005, respectively, while invested assets increased $62.4 million over the period.
Net Realized Investment Gains (Losses)
Net realized investment losses, principally from the sale of fixed maturity securities were $0.2 million and $0.3 million for the periods ended March 31, 2006 and 2005, respectively. Net losses on securities sold are generated incidental to the ongoing management of the investment portfolio and are generally the result of repositioning within the portfolio achieved by selling securities and purchasing securities believed to provide improved investment characteristics. The Company had no write-downs of investments for other than temporary impairment losses for the three months ended March 31, 2006 and 2005.
Net Unrealized Gains on Derivative Financial Instruments
Net unrealized losses on credit derivative contracts for the quarter ended March 31, 2006 were de minimus, compared to net unrealized gains on credit derivative contracts of $0.3 million for March 31, 2005. The change in estimated fair value of credit derivative contracts in 2006 and 2005 reflects in part a change in estimates arising from refinements to our fair value model in the second quarter of 2005. As of March 31, 2006, no losses had been incurred or paid by us on credit derivatives contracts.
Loss and Loss Adjustment Expenses
Losses and loss adjustment expenses for the quarter ended March 31, 2006 were $1.1 million compared to $0.5 million for the quarter ended March 31, 2005, resulting in loss ratios of 10.3% for the quarter ending March 31, 2006 compared to 6.0% for March 31, 2005. The greater amount of incurred losses recorded during the first quarter of 2006 is driven primarily by $1.3 million in net additions to case reserves, the majority of which is associated with a single airline industry-related obligation, and a $1.1 million increase in unallocated reserves, with the impact of these partially offset by a $1.6 million recovery on a claim paid during 2005. Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as specific credit events within reinsured obligations and trends in the reserving practices of our ceding insurers. The components of incurred losses and loss adjustment expenses for the first quarter of 2006 and the first quarter of 2005 are provided in the table below:

	Three Months Ended
	March 31,
Loss and Loss Adjustment Expenses	2006	2005
	($ in millions)
Paid losses/(recoveries) and LAE	$(1.3)	$1.2
Change in case reserves (net of change in recoverables)	$1.3	$0.2
Change in unallocated reserves	$1.1	$(0.9)

Incurred losses and LAE	$1.1	$0.5

As a result of this activity, our total reserves for losses and loss adjustment expenses at March 31, 2006 increased by $2.4 million when compared to total reserves at December 31, 2005.
Acquisition Costs and Operating Expenses
Acquisition expenses were $3.9 million for the quarter ended March 31, 2006, compared to $3.3 million for the quarter ended March 31, 2005. The net change in acquisition expenses was a $0.6 million increase, or 18.2%, due to an increase in the amortization of acquisition expenses in concert with higher earned premiums. Our acquisition expense ratio at March 31, 2006 was 36.8% compared to 36.3% at March 31, 2005.
Operating expenses were $3.5 million for the quarter ended March 31, 2006, an increase of 45.8% compared to $2.4 million the quarter ended March 31, 2005, due primarily to $1.3 million in costs incurred in relation to the initial public offering offset by a reduction of $0.4 million in a compensation accrual. IPO expenses have been expensed as incurred given that the shares sold in the IPO were primarily from the selling shareholders. Combining acquisition and operating expenses, the expense ratio as at March 31, 2006 was 69.9% compared to 62.7% at March 31, 2005, an overall increase of 11.5%. Due to the non-recurring nature of IPO expenses, the expense ratio is expected to decline during the remainder of 2006.
Interest Expense
Interest expense of $0.7 million for the quarter ended March 31, 2006 is the same as in the first quarter of 2005.
Liquidity and Capital Resources
Liquidity
RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access debt and equity markets. Our principal uses of liquidity are for payment of interest on our senior notes and capital investments in RAM Re. Based on the amount of dividends that we expect to receive from RAM Re for the remainder of 2006, we believe that we will have sufficient liquidity to satisfy our needs over the next twelve months. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as adverse market changes, insurance regulatory changes and changes in general economic conditions beyond the next twelve months and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.
The principal sources of RAM Re’s liquidity are gross written premiums, scheduled investment maturities, capital contributions from RAM Holdings and net investment income. The principal uses of RAM Re’s liquidity are for the payment of operating expenses, claims, ceding commissions, reinsurance premiums, dividends to RAM Holdings and for purchases of new investments. We believe that RAM Re’s expected operating liquidity needs can be funded exclusively from its operating cash flow.
RAM Re may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain a minimum level of statutory capital and surplus of $10.5 million at December 31, 2005. RAM Re’s statutory capital and surplus was $286.7 million at March 31, 2006. In addition to the foregoing solvency criteria, Bermuda law limits the maximum amount of annual dividends or distributions payable and in certain instances requires the prior notification to, or approval of, the Bermuda Monetary Authority. Based upon these tests, without regulatory approval, the maximum amount that would have been available during 2006 for payment by RAM Re was approximately $37.6 million.
Cash Flows
During the first three months of 2006, net operating cash flow was $9.3 million compared to $13.0 million for the first three months of 2005. Our operating cash flows are primarily the result of the excess of net premiums received and investment income over operating expenses, claims payments and interest expenses. For the first quarter 2006 and 2005, net cash flows from financing activities of ($0.1) million and ($0.1) million, respectively, relate primarily to the committed preferred securities expenses. Net cash used in investment activities amounted to $10.2 million and $20.6 million in the period ending March 31, 2006 and 2005, respectively, relating to the purchases of investments offset by sales and maturities of investments.
Capital Resources
On February 3, 2006, RAM Re closed a $40.0 million contingent capital facility with two highly rated commercial banks. This facility is in purpose and structure similar to the $90.0 million contingent capital facility described below although it may be drawn upon to cover catastrophic losses arising only from municipal obligations reinsured by Ram Re in excess of the minimum threshold. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described below. The $40.0 million facility has a seven-year term ending on February 3, 2013, and has an annual renewal feature, subject to approval of the lenders. As of March 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.
RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re claims paying resources and may not be drawn upon except for the payment of catastrophic losses where cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re exceed minimum thresholds. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual renewal provision subject to bank approval, has a nine-year term ending on May 11, 2015. As of March 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.
On December 23, 2003, RAM Re entered into a $50.0 million soft capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a floating put option fee. The counterparty is a trust established by Lehman Brothers Inc. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and following the procedures of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The option agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high-quality, short-term commercial paper investments. In each of the three months ended March 31, 2006 and 2005, $0.1 million of put option fees have been paid and recorded in adjusted paid in capital on the combined balance sheet. As of March 31, 2006 the put option has not been exercised.
On March 26, 2004, the Company issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere. We were in compliance with all covenants at March 31, 2006. During the first three months of 2006, RAM Re paid dividends to Holdings in the amount of $1.38 million, which was used to pay interest on the senior debt.

Investment Portfolio
At March 31, 2006, our investment portfolio consisted of $471.9 million of fixed income securities and $4.8 million of short-term investments. Our fixed income securities are designated as available for sale in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Short-term investments consist primarily of money market funds, domestic time deposits and discount notes. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by an outside professional asset management firm in accordance with specific investment policies approved by our board of directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices by either independent pricing services, or when such quoted prices are unavailable, by reference to broker quotes. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at March 31, 2006 is 4.34 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio is 5.47% and the book yield of the portfolio is 4.63% at March 31, 2006. At March 31, 2006, we had $283.2 million of our invested assets in trust accounts for the benefit of primary insurers (out of $476.9 million of total cash and investments). Under its reinsurance agreements with primary insurers, RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission.
Our finance personnel monitor the portfolio on a monthly basis for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a formal review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” We have not recognized an impairment at either March 31, 2006 or at December 31, 2005. The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of March 31, 2006 and December 31, 2005 (note that the table includes only securities which are in an unrealized loss position):

	As of March 31, 2006		As of December 31, 2005
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
Length of Time in Continuous Unrealized Loss	Value	Losses	Value	Losses
	($ in millions)
Municipal securities
0-6 months	$1,552,918	(52,082)	2,984,172	(20,828)
7-12 months	1,335,782	(64,218)	—	—
Greater than 12 months	—	—	—	—

	2,888,700	(116,300)	2,984,172	(20,828)
Corporate securities
0-6 months	9,653,445	(448,447)	30,385,636	(469,270)
7-12 months	26,527,322	(1,174,367)	11,483,400	(256,432)
Greater than 12 months	59,363,495	(3,495,906)	54,992,076	(2,242,756)

	95,544,262	(5,118,720)	96,861,112	(2,968,458)
U.S. Government obligations
0-6 months	28,891,073	(1,122,532)	25,990,160	(377,331)
7-12 months	14,721,370	(808,335)	—	—
Greater than 12 months	—	—	5,206,945	(153,077)

	43,612,443	(1,930,867)	31,197,105	(530,408)
Mortgage and asset-backed securities
0-6 months	38,240,566	(426,793)	80,431,938	(1,363,750)
7-12 months	84,176,114	(2,757,610)	46,438,556	(963,300)
Greater than 12 months	79,673,956	(2,824,131)	58,683,722	(1,450,953)

	202,090,636	(6,008,534)	185,554,216	(3,778,003)

Agencies
0-6 months	34,841,501	(810,255)	36,790,236	(453,247)
7-12 months	18,028,393	(242,962)	14,876,069	(198,452)
Greater than 12 months	28,926,671	(836,672)	23,895,900	(678,698)

	81,796,565	(1,889,889)	75,562,205	(1,330,397)

Total	$425,932,606	(15,064,310)	392,158,810	(8,628,094)

The differences between fair value and amortized cost are primarily the result of changes in interest rates after a fixed-income security is purchased. The investments held by the Company are considered to be available-for-sale but the Company has the ability and the intent to hold these investments to their contractual maturity. Unrealized gains and losses relating to the held-to-maturity investments are currently recorded in accumulated other comprehensive income in shareholders’ equity as the Company holds these investments to maturity. The unrealized gains and losses are expected to decrease as the investment approaches maturity and the Company expects to realize a value substantially equal to amortized cost.
The amortized cost and estimated fair value of investments in fixed income securities and short term investments at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Fixed Income Securities	Cost	Value	Cost	Value
	($ in thousands)
Municipal securities	11,724	12,314	11,728	12,676
Corporate securities	117,572	113,997	117,945	117,103
U.S. Government securities	45,543	43,612	51,168	50,938
U.S. Agency	84,192	82,312	79,420	78,123
Mortgage and asset-backed securities	225,201	219,673	214,186	211,068

Total	$484,232	$471,908	$474,447	$469,908

The following table summarizes our investment portfolio by bond quality at fair value at March 31, 2006 and December 31, 2005:

	As of	As of
	March 31,	December 31,
	2006	2005
AAA or equivalent	75.0%	75.0%
AA	11.5%	12.0%
A	11.5%	12.0%
Other	1.0. %	—%
Cash	1.0%	1.0%

Total	100.0%	100.0%
As of March 31, 2006 and December 31, 2005, our investment portfolio did not contain any securities that were not rated or rated below investment grade.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material changes in the Company’s market risk during the first three months ended March 31, 2006. For additional information on market risk, refer to the Company’s S-1 filing “Management’s Discussion and Analysis of Financial Condition” under the heading “Risk Management”.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. RAM Holdings Ltd.’s management, with the participation of RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of RAM Holdings Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, RAM Holdings Ltd.’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by RAM Holdings Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.
During the first quarter of 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There were no legal proceedings during the period covered by this Form 10-Q.
Item 1A. Risk Factors.
The Company’s risk factors are disclosed in our Registration Statement on Form S-1 (No. 333-131763) (our “S-1”) and there have been no material changes to the risk factors from those disclosed in the S-1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	On January 16, 2006, the Company granted to an employee options to purchase 45,500 common shares of the Company under its 2001 Stock Option Plan. These options vest in 5% increments on the last day of each calendar quarter (commencing March 31, 2006) and may be exercised when vested at an exercise price of $13.71 per share. These options were issued in reliance upon Rule 701 promulgated under the Securities Act.

(b)	Our S-1 was declared effective April 27, 2006. All of the common shares of the Company registered on our S-1 and offered by us and the selling shareholders were sold and the offering closed on May 2, 2006. The Company sold 1,350,000 common shares at an aggregate offering price of $17,550,000, and the selling shareholders sold 9,470,816 common shares at an aggregate offering price of $123,120,608. Banc of America Securities LLC and Merrill Lynch & Co. were Joint Book Running Managers for the offering. The net offering proceeds to us, after deducting underwriting discounts and commissions of $1,184,625 and other estimated offering expenses of $1,800,000, were approximately $14.6 million.

We paid expenses of the selling shareholders in connection with the initial public offering, including legal fees but excluding underwriting discounts and commissions and transfer taxes. Other than the foregoing, no payments of our offering expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The Company contributed substantially all of the net proceeds of the offering to RAM Re to increase its capital and surplus in order to increase its underwriting capacity. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

(c)	The only repurchase of securities during the period covered by this Form 10-Q was the repurchase of 31,200 options from an employee disclosed in Note 10 to the Combined Financial Statements, March 31, 2006 (Unaudited), included in Item 1 of this Form 10-Q and incorporated herein by reference.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
At the Annual General Meetings held on March 1, 2006, the shareholders of Holdings and Holdings II, by unanimous vote of those present in person or by proxy, approved the following:
•	Minutes of the meetings of the shareholders held on August 10, 2005 and January 18, 2006.

•	Waiver of the requirement under Section 88 of the Companies Act of 1981 of Bermuda to present at the Annual General Meeting the audited financial statements of Holdings, Holdings II and RAM Re for the year ended December 31, 2005.

•	The election of the Directors, whose names and biographies are disclosed in our S-1.

•	The appointment of PricewaterhouseCoopers of Hamilton, Bermuda as the auditor for the RAM Group of Companies.

•	An increase in the authorized share capital of Holdings from $2 million to $10 million.

•	Amended and Restated Bye-laws of Holdings and RAM Re.

•	Ratification of indemnification agreements entered into between Holdings and the officers and directors of Holdings.
By virtue of the amalgamation referenced below, the Board of Directors of Holdings became the Board of Directors of the Company.
The shareholders of Holdings and Holdings II unanimously approved, by written resolutions on April 26, 2006, the following matters, which were disclosed in more detail in our S-1:
•	Amended and Restated Bye-laws of Holdings and RAM Re (in the form described in and filed as an Exhibit to our S-1)

•	The amalgamation of Holdings and Holdings II

•	2006 Equity Plan of the Company (in the form described in and filed as an Exhibit to our S-1)
By virtue of the amalgamation, the Bye-laws of Holdings became the Bye-laws of the Company.
On May 1, 2006, the shareholders of the Company unanimously approved, by written resolutions, the 10 for 1 share subdivision and 0.3 for 1 bonus share issuance disclosed in more detail on our Form S-1.
Item 5. Other Information.
(a)	Not applicable.

(b)	Not applicable.
Item 6. Exhibits.
See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

RAM Holdings Ltd.(Registrant)
Dated: May 24, 2006	By:	/S/ Richard Lutenski
Richard Lutenski
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation and Memorandum of Association of RAM Holdings Ltd.*

3.2	Form of Amended and Restated Bye-laws of RAM Holdings Ltd.*

4.1	Specimen Common Share Certificate*

10.1	Form of Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto*

10.2	Form of Amalgamation Agreement between the Registrant and RAM Holdings II Ltd.*

10.3	Form of Amended Employment Agreement, between the Registrant and Vernon M. Endo*†

10.4	Form of Amended Employment Agreement, between the Registrant and Richard Lutenski*†

10.5	Form of Amended Employment Agreement, between the Registrant and David K. Steel*†

10.6	Employment Agreement, as amended between the Registrant and Mary Ellen Pavlovsky*†

10.7	Form of Employment Agreement, between the Registrant and James P. Gerry*†

10.8	2006 Equity Plan*†

10.9	Form of Indemnification Agreement entered into by the Registrant and its officers and directors*

10.10	Credit Agreement among RAM Reinsurance Company Ltd., various banks and Bayerische Landesbank, New York Branch, as agent*

10.11	Form of Employment Agreement, between the Registrant and Victoria Guest*†

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1, as amended (File No. 333-131763).

†	Indicates management contract or compensatory plan.