Form 10-Q
period 2006-06-30
RAM Holdings Ltd.
filed 2006-08-10
CIK 1352713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 0001-352713
RAM Holdings Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46 Reid Street Hamilton Bermuda	HM 12
(Address of principal executive offices)	(Zip Code)
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
Yes ☑                No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                               No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2006
Common Shares, $0.10 par value per share]	27,234,755 shares

RAM HOLDINGS LTD.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RAM Holdings Ltd.
Balance Sheets
(Unaudited)

	Consolidated	Combined
	June 30,	December 31,
	2006	2005
Assets
Investments: Fixed-maturity securities, held as available for sale, at fair value (amortized cost of $506,504,586 and $474,447,225)	$489,284,571	$469,907,506
Cash and cash equivalents	9,821,334	6,070,420
Accrued investment income	4,600,733	4,691,971
Premiums receivable	3,213,813	1,988,037
Recoverable on paid losses	1,657,450	1,279,503
Deferred policy acquisition costs	68,920,407	66,220,355
Fixed assets	94,328	123,952
Deferred expenses	851,291	849,224
Prepaid expenses	1,048,618	114,007
Other assets	3,178,799	2,326,984

Total assets	$582,671,344	$553,571,959

Liabilities and Shareholders’ Equity
Liabilities
Loss and loss adjustment expense reserve	$14,387,825	$16,594,867
Unearned premiums	175,334,125	165,580,330
Accounts payable and accrued liabilities	3,260,677	3,107,974
Long-term debt	40,000,000	40,000,000
Accrued interest payable	693,151	693,152
Share based compensation liability	770,726	2,801,535
Other liabilities	2,998,633	2,138,009

Total liabilities	237,445,137	230,915,867

Shareholders’ Equity
Common shares ($0.10 par value; authorized shares — 100,000,000 and 45,000,000; issued and outstanding shares — 27,234,755 shares at June 30, 2006 and 25,884,755 at December 31, 2005)	2,723,476	2,588,476
Additional paid-in capital	227,396,689	211,056,634
Accumulated other comprehensive loss	(17,220,014)	(4,539,719)
Retained earnings	132,326,056	113,550,701

Total shareholders’ equity	345,226,207	322,656,092

Total liabilities and shareholders’ equity	$582,671,344	$553,571,959

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Consolidated	Combined	Consolidated	Combined
	2006	2005	2006	2005
Revenues:
Gross written premiums	$17,485,447	$15,440,671	$32,061,101	$30,626,659
Change in unearned premiums	(5,883,800)	(4,222,936)	(9,753,795)	(10,421,951)

Net earned premiums	11,601,647	11,217,735	22,307,306	20,204,708
Net investment income	5,746,282	4,143,355	11,140,860	8,325,521
Net realized investment gains (losses) on sale of investments	(543,702)	(419,670)	(763,465)	(752,556)
Net unrealized gains (losses) on credit derivatives	(2,960)	(2,836,119)	(5,671)	(2,554,342)

Total revenues	16,801,267	12,105,301	32,679,030	25,223,331

Expenses:
Loss and loss adjustment expenses	(4,170,289)	2,128,515	(3,071,052)	2,667,919
Acquisition expenses	4,206,481	4,067,658	8,151,232	7,331,054
Operating expenses	3,909,260	4,912,832	7,448,495	7,284,381
Interest expense	693,151	685,616	1,375,000	1,367,465

Total expenses	4,638,603	11,794,621	13,903,675	18,650,819

Net income	$12,162,664	$310,680	$18,775,355	$6,572,512

Net income per common share:
Basic	$0.45	$0.01	$0.71	$0.25
Diluted	$0.45	$0.01	$0.71	$0.25
Weighted-average number of common shares outstanding:
Basic	26,774,865	25,917,385	26,332,269	25,917,340
Diluted	26,815,312	25,976,834	26,382,044	26,010,210
The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Consolidated	Combined	Consolidated	Combined
	2006	2005	2006	2005
Net income	$12,162,664	$310,680	$18,775,355	$6,572,512

Other comprehensive income (loss)
Change in unrealized appreciation/(depreciation) of investments	(5,425,458)	6,873,578	(13,443,760)	615,070
Less: Reclassification adjustment for net realized (gains)/losses included in net income	543,702	419,670	763,465	752,556

Other comprehensive income (loss)	(4,881,756)	7,293,248	(12,680,295)	1,367,626

Comprehensive income	$7,280,908	$7,603,928	$6,095,060	$7,940,138

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statement of Shareholders’ Equity and Retained Earnings
For Six Months Ended June 30, 2006
(Unaudited)

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income	Earnings	Total
Balance, January 1, 2006	$1,991,135	$211,653,975	$(4,539,719)	$113,550,701	$322,656,092
Bonus shares	597,341	(597,341)	—	—	—
Share issuance	135,000	16,456,872			16,591,872
Committed preferred shares expenses	—	(296,010)	—	—	(296,010)
Non-cash compensation	—	179,193	—	—	179,193
Net income	—	—	—	18,775,355	18,775,355
Other comprehensive (loss) income	—	—	(12,680,295)		(12,680,295)

Balance, June 30, 2006	$2,723,476	$227,396,689	$(17,220,014)	$132,326,056	$345,226,207

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	Consolidated	Combined
	2006	2005
Cash flows from operating activities:
Net income	$18,775,355	$6,572,512
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Net realized (gains)/losses on sale of investments	763,465	752,556
Depreciation and amortization	76,641	90,941
Amortization of debt discount	3,140	3,109
Net unrealized (gains)/losses on credit derivatives and foreign exchange	5,671	2,554,342
Amortization of bond premium and discount	337,325	(237,110)
Non-cash compensation	179,193	152,923
Accrued investment income	91,237	6,537
Premiums receivable	(1,225,777)	39,581
Recoverables on paid losses	(377,947)	23,149
Deferred policy acquisition costs	(2,700,052)	(3,122,732)
Prepaid expenses	(934,612)	(580,743)
Deferred expenses	(9,024)	40,466
Other assets/liabilities	—	(68,165)
Loss and loss adjustment expenses	(2,207,042)	(3,521,001)
Unearned premiums	9,753,795	10,421,951
Accounts payable and accrued liabilities	152,704	(921,948)
Share based compensation liabilities	(2,030,809)	2,801,535
Accrued interest payable	—	(7,534)

Net cash flows provided by (used in) operating activities	20,653,263	15,000,369

Cash flows from investing activities:
Proceeds from sales of investments	45,369,010	60,491,364
Purchases of investments	(81,095,005)	(92,200,607)
Proceeds on maturities of investments	2,536,521	8,255,000
Purchases of fixed assets	(8,737)	(5,974)

Net cash flows (used in) provided by investing activities	(33,198,211)	(23,460,217)

Cash flows from financing activities:
Net issuance (redemption) of share capital	16,591,872	(298)
Committed preferred shares expenses	(296,010)	(309,940)

Net cash flows (used in) provided by financing activities	16,295,862	(310,238)

Effect of exchange rate changes on cash
Net increase in cash and cash equivalents	3,750,914	(8,770,086)
Cash and cash equivalents — Beginning of period	6,070,420	36,086,774
Cash and cash equivalents — End of period	$9,821,334	$27,316,688

Supplemental cash flow disclosure:
Interest paid on long term debt	$1,375,000	$1,375,000
The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)
1. Organization
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
On May 2, 2006, the Company completed an initial public offering (“IPO”) of 10,820,816 common shares. The offering raised approximately $131.4 million of proceeds, net of underwriters’ discount and commission, of which $16.6 million went to the Company and $114.8 million went to the selling shareholders. The Company contributed substantially all of the net proceeds of the offering to RAM Re to increase its capital and surplus in order to increase its underwriting capacity. The Company’s common shares are traded on the NASDAQ Global Market under the symbol of “RAMR”.
On May 1, 2006, the Board of Directors and shareholders approved a 10 for 1 stock split of the common shares of the Company, and in addition, issued bonus shares on a 0.3 for 1 basis, effectively resulting in a 13:1 stock split. As a result of this action 23,893,620 additional shares were issued and the par value of all shares became $0.10 per share. Prior to this the par value of the common shares was $1.00 per share. As a result of the bonus shares, $597,341 was transferred from additional paid in capital to common shares. All references to number of common shares and per common share amounts including the reference in Note 10 have been restated to reflect the retroactive effect of the effective 13:1 stock split for all periods presented.
2. Basis of Preparation
The interim unaudited consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). These statements should be read in conjunction with the audited combined financial statements and notes for the year ended December 31, 2005 for RAM Re Group of Companies included in the Company’s S-1 (Registration No. 333-131763), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements prepared reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates. The December 31, 2005 balance sheet included in these statements was derived from audited financial statements. The results of operations for the three and six months ending June 30, 2006 may not be indicative of the results that may be expected for the full year.
3. Basis of Consolidation and/or Combination
As discussed in Note 1, RAM Holdings Ltd and RAM Holdings II Ltd were amalgamated on May 1, 2006 and the June 30, 2006 consolidated financial statements reflect the amalgamation. There is no effect to shareholders equity or results of operations on amalgamation. The consolidated accounts of Holdings include those of its subsidiary RAM Re. All significant intercompany balances have been eliminated on consolidation. Comparative financial information for periods prior to the quarter ended June 30, 2006 are presented on a combined basis as the amalgamation was not yet effective. Holdings and Holdings II had common shareholders and were under common management. Intercompany balances and transactions were eliminated on combination. There are no significant differences between financial statements prepared on a combined basis and those which would be prepared on a consolidated basis.

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
5. Reinsurance
On July 1, 2005, RAM Re entered into a retrocession agreement with an “AA” rated financial guaranty company to retrocede business that exceeds its single risk limits on a facultative basis, thereby limiting its exposure to loss from large risks. RAM Re must cede $1.5 million in premium and related exposure by December 31, 2006. This retrocessional agreement does not relieve RAM Re from its obligation to the reinsured. As at June 30, 2006, there have been no premiums retroceded per the agreement.
6. Derivative Instruments
RAM Re has reinsured derivative instruments consisting primarily of credit default swaps that it intends to reinsure for the full term of the contract. Management considers these derivative instruments to be a normal extension of its financial guaranty reinsurance business. All derivative instruments are recognized on the balance sheet at their fair value since they do not qualify for the financial guarantee scope exception under Statement of Financial Accounting Standard No. 149 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 149”). Changes in fair value are recognized as unrealized gains/(losses) in net income. In determining the fair value of derivative instruments, management relies on quoted market spread data as an input to its internal valuation model. The change in fair value of these derivative contracts for the six months ending June 30, 2006 and 2005 was ($2,960) and ($2,836,119), respectively.
7. Earnings Per Share
Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares issued and outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options outstanding during the period that could potentially result in the issuance of common stock. As at June 30, 2006 and 2005, there were 446,004 and nil stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	( in thousands, except per share amounts)
Net income	$12,163	$311	$18,775	$6,573

Basic weighted-average shares	26,774,865	25,917,385	26,332,269	25,917,340
Effect of stock options	40,447	59,449	49,775	92,870

Diluted weighted-average shares	26,815,312	25,976,834	26,382,044	26,010,210
Basic EPS	$0.45	$0.01	$0.71	$0.25
Diluted EPS	$0.45	$0.01	$0.71	$0.25

8. Contingent capital and credit facilities
On February 3, 2006, RAM Re entered into a $40,000,000 credit facility with major commercial banks. The facility may be drawn upon by RAM Re if cumulative losses arising from public finance bonds reinsured by RAM Re exceed certain minimum thresholds. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain instalment premiums and other collateral. The facility, which contains an annual renewal provision subject to approval by the banks, has a seven-year term ending on February 3, 2013. As of June 30, 2006, no amounts were outstanding under this facility.
As of June 30, 2006 and 2005, RAM Re maintained a $90,000,000 credit facility with major commercial banks. The facility may be drawn upon by RAM Re if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain instalment premiums and other collateral. The facility, which contains an annual renewal provision subject to approval by the banks, has a nine-year term ending on May 11, 2015. As of June 30, 2006 and 2005, no amounts were outstanding under this facility.
On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50,000,000 in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50,000,000 of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of June 30, 2006, the perpetual put options have not been exercised. Expenses of $296,010 and $309,940 relating to the operation of the facility for the period ended June 30, 2006 and 2005, respectively, have been charged directly to additional paid-in capital.
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
The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of Holdings, in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and the Make Whole Amount, a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $1,375,000 has been recorded for each of the six months ending June 30, 2006 and 2005.
10. Stock Based Compensation Plan
Prior to January 1, 2006, stock options were issued to senior management and directors on an ad hoc basis and accounted for under Accounting Principles Board Opinion (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“FAS 123”). Under APB 25 the fair value per share at the grant date is estimated as book value at the most recent quarterly reporting period and the strike price of the options granted was the book value at the date of grant. Therefore, the intrinsic value is zero for all options granted under APB 25 that have the same fair value and strike price and no compensation expense is recognized for the cost of the stock options.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123R”), utilizing the prospective transition method. Under the prospective transition method, compensation costs recognized relate to the estimated fair value at the grant date of stock options granted subsequent to January 1, 2006 in accordance with FAS 123R. Prior to the adoption of FAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense in net income for stock options granted under the plan that had an exercise price equal to the fair value of the underlying common stock at the date of grant. In accordance with the provisions of FAS 123R, options granted prior to January 1, 2006, have not been restated to reflect the adoption of FAS 123R. For the periods ended June 30, 2006 and June 30, 2005, the Company recognized $50,976 and $152,924, respectively, of compensation expense in the period for stock options with an exercise price less than the market value of the underlying common stock on the date of the grant.
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
On May 2, 2006 in connection with the Company’s Initial Public Offering, awards of share options and restricted share units were made to the Company’s officers and employees. Each of the options will vest in equal annual installments over a four-year period and will expire on the seventh anniversary of the date of grant. The exercise price of the options is $13.45, the average of the highest and lowest quoted selling price on May 2, 2006, the closing day of the public offering. Restricted share units will vest in equal annual installments over a four-year period. Options to purchase an aggregate of 387,504 common shares and an aggregate of 17,712 restricted share units were issued in connection with the IPO. Subsequent to the IPO, additional share options of 13,000 at an exercise price of $13.43 were issued as well as 1,554 restricted share units.
Stock Options
As a result of adopting FAS 123R on January 1, 2006, the Company’s net income for the period ended June 30, 2006 was $128,218 lower and basic and diluted earnings per share would have been $0.72 and $0.72, respectively, for the six months ended June 30, 2006 if the Company had not adopted FAS 123R.
The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options using the following weighted average assumptions as at June 30, 2006:

Six Months Ended
June 30,
2006
Dividend yield	0%
Expected volatility	23.1%
Risk-free interest rate	4.9%
Expected life of options (in years)	4.1
Weighted-average grant-date fair value	$13.48
These assumptions are based on a number of factors as follows: (i) dividend yield was determined based on the company’s historical dividend payments which have been nil and expected dividend payments in the future which are also expected to be nil, and ii) expected volatility was determined using the historical volatility of the stock price of similar companies within the financial guaranty industry, (iii) the expected term of the options is based on the period of time that the options granted are expected to be outstanding, and (iv) the risk free rate is the U.S. Treasury rate effective at the time of grant for the duration of the options granted. Compensation cost is recognized on a straight-line basis over the vesting period and is net of estimated forfeitures. At June 30, 2005, the weighted average grant date fair value, using FAS 123 for disclosure purposes, was $10.93.
As at June 30, 2006, there was $1.6 million of unrecognized compensation expense related to the stock options granted under FAS 123R which is expected to be recognized over the remaining service period of 4.1 years.

The following table summarizes the stock option activity for the six months ended June 30, 2006:

		Weighted average	Weighted-Average	Aggregate Intrinsic
	Number of	exercise price per	Remaining	Value
	shares	share	Contractual Life	(1)
Options
Outstanding — Beginning of year	752,700	$11.18
Purchased from employee	(31,200)	11.12
Forfeited	(46,800)	11.12
Granted during the period	446,004	13.48

Outstanding — End of period	1,120,704	12.10	5.12 years	$930,222

Exercisable — End of period	332,040	11.26	4.58 years	$463,294

Weighted average fair value per share of options granted during the period		$13.48

(1) The aggregate intrinsic value was calculated based on the market value of $12.57 as at June 30, 2006, and is calculated as the difference between the market value and the exercise price of the underlying options.
During the six months ending June 30, 2006, the Company purchased from employees 31,200 options that were fully vested at an expense of $80,832.
Restricted Share Units
The Company has granted restricted share units to employees of the Company. Restricted shares vest annually over a four year period.
The following table summarizes the restricted share unit activity for the six months ended June 30, 2006:

Weighted average
	Number of	grant date fair
	share units	value per share
Restricted Share Units
Nonvested — Beginning of year	—	—
Granted	19,266	$13.40
Vested	—	—
Forfeited	—	—

Nonvested — End of period	19,266	$13.40

The Company accrued $16,073 in compensation expense related to the restricted share units for the quarter. The compensation expense for restricted share units is expensed over a straight-line basis over the vesting period. At June 30, 2006, there is unrecognized compensation expense related to the nonvested restricted share units of $242,153, which will be recognized over the weighted average remaining service period of 3.77 years.
Other
As of June 30, 2005, the Company entered into Payment Agreements that terminated both the Contingent Share Agreements and 472,420 vested Stock Options of three management employees. The options are vested and the payment is for past service. On June 30, 2006 the Company paid $1,632,959 to the employees and has recorded a share based compensation liability of $770,726 as of June 30, 2006 which represents the remaining value of the ultimate liability, which is expected to be paid in August, 2006. In accordance with the terms of the agreement, the Company calculated the payment based on the June 30, 2006 book value excluding unrealized gains/losses on investments and on credit derivatives.
11. Share Capital
On March 1, 2006, the Company increased authorized share capital to $10,000,000 from $2,000,000 resulting in authorized share capital of 90,000,000 common shares and 10,000,000 undesignated preference shares with a par value of $0.10 each. Shares issued and outstanding at December 31, 2005 have been retroactively adjusted to reflect this change as well as the share split described in

Note 1. On May 2, 2006 in connection with the IPO, the Company issued 1,350,000 additional shares. Shares issued and outstanding as at June 30, 2006 and December 31, 2005 are 27,234,755 and 25,884,755, respectively.
12. Subsequent Events
Subsequent to June 30, 2006, a public finance exposure reinsured by the Company, with a par of $64 million, has gone into creditor protection. The exposure is in the restructuring process which is expected to be completed by December 31, 2006. If the restructuring does not occur by December 31, 2006, the Company will be required to make payments on the debt starting in 2007. The primary insurer has reported that in their opinion there will be no ultimate loss incurred on this exposure, and as such no loss reserve has been established by the Company for this reinsured exposure.

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
Overview
RAM Holdings Ltd. is a Bermuda-based provider of financial guaranty reinsurance, conducting substantially all of our operations through our wholly owned subsidiary, RAM Reinsurance Company Ltd. (“RAM Re”). RAM Re has earned a AAA rating from Standard & Poor’s Ratings Services (“S&P”) and an Aa3 rating from Moody’s Investors Service, Inc. These ratings, in particular the S&P triple-A rating, are critical to our ability to compete in the market of providing reinsurance to the primary financial guaranty insurers. On July 6, 2006, S&P confirmed RAM Re’s AAA rating but announced that it was revising its outlook for the rating from “stable” to “negative”, commenting that the revision “reflects the below-average earnings and ROE earned by the company over the past several years, coupled with concern regarding the level and pace of improvement in the near to intermediate future.” We do not believe that the change in outlook will have an adverse impact on our business. Our business consists of a single operating segment, financial guaranty reinsurance, the purpose of which is to indemnify a primary financial guarantor, referred to as the primary insurer, against the portion of any loss it may sustain under financial guaranty policies it has ceded to us. We reinsure policies covering both U.S. and international exposures and we market our reinsurance directly through the execution of treaty and facultative contracts with seven primary insurers.
Critical Accounting Policies
Our consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America (“GAAP”), are determined using estimates and assumptions. Actual results and amounts realized could ultimately be materially different from the amounts currently provided for in our consolidated financial statements. Critical accounting policies are those that management believes to be inherently complex and subjective, and therefore an understanding of the accounting policies pertaining to these items is important. With the exception of the adoption of FAS 123R and the related impact on our accounting policy for stock-based compensation, there were no changes to our accounting policies and methods of computation compared to those in our December 31, 2005 audited financial statements. Amongst the estimates included in our financial statements, estimates relating to loss and loss adjustment expense reserves, valuation of derivative financial instruments, and valuation of the investment portfolio including other than temporary impairments of investments require us to make significant judgments and such estimates could potentially result in materially different results under different assumptions and conditions. These estimates are summarized below, and the discussion that follows should be read in conjunction with our consolidated financial statements and notes included in this quarterly report and our combined financial statements and notes included in our S-1 filing with the SEC on April 26, 2006, which includes our December 31, 2005 audited combined financial statements.

Refer to Note 3 of the June 30, 2006 consolidated financial statements for discussion on the basis of consolidation / combination of the company.
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
Our unallocated reserves estimate is primarily based on the composition of our outstanding exposure and reserve factors that we apply to this exposure. The reserve factors are a product of the ratios of (i) the unallocated reserves of our primary insurers relative to their outstanding exposures weighted by (ii) the credit risk of our outstanding exposure relative to the credit risk of the portfolios of our primary insurers (see our S-1 filing “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for further detail). The unallocated reserve calculated by this formula is also reviewed relative to subjective considerations including developments and trends, case reserve experience, and expected loss experience over the long term and the unallocated reserve is established in an amount that together with case reserves represents management’s best estimate of ultimate losses.
The following table summarizes our reserves as at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(in millions of U.S. dollars)
Case	$3.0	$6.3
Unallocated	11.4	10.3

Total	$14.4	$16.6

Estimates of our reserves for loss and loss adjustment expenses are substantially dependent on the surveillance activities and reserving policies of the primary insurers and our estimates are subjective and is based on the judgment of both the primary insurer and our senior risk and finance personnel and, therefore, the final liability may materially differ from amounts estimated and reserved.
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
We use a model to estimate the fair value of the derivatives exposures assumed by us in the course of business. The valuation model includes the use of significant management estimates, judgment and market information, including factors such as current prices for similar agreements, changes in credit spreads and interest rates, and the duration of the credit derivative exposure. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps insured by primaries and reinsured by us so that substantial variation in estimated fair value could result from the application of different models. Management reviews the valuation model periodically in consideration of developments that may include new and more refined price indices or data and enhancements in modeling techniques, and we could make future modifications in our fair value estimation approach if the modification is believed to produce a better fair value estimate.

As a result of the factors noted above, the fair value of credit derivatives recorded by us may materially differ from the value that might be realized in a sale of the credit derivative portfolio.
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
The Company had no write-downs of investments for other than temporary impairment losses for the six-month period ended June 30, 2006 and 2005. We have provided tables to summarize unrealized losses in our investment portfolio under “Liquidity and Capital Resources”.
Results of Operations
The following table presents summary results of operations data for the three and six month periods ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Revenues:
Gross written premiums	$17,485	$15,441	$32,061	$30,627
Net earned premiums	11,602	11,218	22,307	20,205
Net investment income	5,746	4,143	11,141	8,325
Net realized investment gains (losses)	(544)	(420)	(763)	(753)
Unrealized gains (losses) on derivative financial instruments	(3)	(2,836)	(6)	(2,554)

Total revenues	$16,801	$12,105	$32,679	$25,223
Expenses:
Loss and loss adjustment expenses	(4,170)	2,128	(3,071)	2,668
Acquisition expenses	4,206	4,068	8,151	7,331
Operating expenses	3,909	4,913	7,449	7,284
Interest expense	693	685	1,375	1,368

Total expenses	$4,638	$11,794	$13,904	$18,651

Net Income	$12,163	$311	$18,775	$6,572

Net Income
Net income for the three and six months ended June 30, 2006 was $12.2 million and $18.8 million, an increase of $11.9 million for the three months ended June 30, 2005 and an increase of $12.2 million, for the six months ended June 30, 2005. The increases in net income for both the second quarter and first half of 2006 are due to the combined impact of (a) general business growth as reflected in increased earned premiums and investment income in 2006, (b) loss activity in the 2006 second quarter that resulted in a substantial favorable reduction in net case reserves and in incurred losses, and (c) the fact that the prior year included a $2.8 million unrealized loss on derivative instruments and a $2.5 million expense related to termination of a compensation plan feature during the second quarter.

Gross Written Premiums

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gross Written Premiums	2006	2005	2006	2005
	($ in millions)
Public Finance	$10.9	$8.5	$19.7	$18.5
Structured Finance	6.6	6.9	12.4	12.1

Total	$17.5	$15.4	$32.1	$30.6

Gross written premiums for the three and six months ended June 30, 2006 were $17.5 million and $32.1 million, an increase of $2.1 million or 13.6% for the three months ended June 30, 2005 and $1.5 million or 4.9% for the six months ended June 30, 2005. Public finance premiums written increased to $10.9 million from $8.5 million, or 28.2%, for the three months ended June 30, 2006 compared to prior year and increased to $19.7 million from $18.5 million, or 6.5%, for the six months ended June 30, 2006 compared to prior year. Structured finance premiums written decreased by $0.3 million, or (4.3)%, for the three months ended June 30, 2006 compared to prior year and increased $0.3 million, or 2.5%, for the six months ended June 30, 2006 compared to prior year. The increase represents the combined effect of written premiums from installment policies previously in-force as well as new business writing.
Reinsurance
RAM Re entered into a retrocessional agreement with an ‘AA’ rated financial guarantor on July 1, 2005. The treaty requires RAM Re to retrocede premiums of $1.5 million and related exposure during the term of the treaty, which expires on December 31, 2006. The retrocession agreement does not relieve the Company from its obligation to the reinsured. There has been no business retroceded as at June 30, 2006.
Net Earned Premiums
Net earned premiums for the three months ended June 30, 2006 were $11.6 million compared with $11.2 million for the three months ended June 30, 2005, an increase of 3.6%. Net earned premiums for the six months ended June 30, 2006 and 2005, were $22.3 million and $20.2 million, respectively, an increase of 10.4%. The significant increases in upfront premiums from public finance business in past years, as indicated by growth in unearned premiums on the balance sheet, and in installment premiums from the structured finance business assumed in prior years contributed to this growth, as did higher refundings that totaled $1.9 million during the quarter compared to $1.2 million in the prior year’s second quarter. Earned premiums resulting from refundings totaled $2.6 million for the six months ended June 30, 2006 compared to $1.5 million for the six months ended June 30, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Earned Premiums	2006	2005	2006	2005
	($ in millions)
Public Finance	$5.4	$4.6	$9.8	$9.2
Structured Finance	6.2	6.6	12.5	11.0

Total	$11.6	$11.2	$22.3	$20.2

Net Investment Income
Net investment income increased to $5.7 million for the three months ended June 30, 2006, 39.0% above the $4.1 million in investment income for the three months ended June 30, 2005. Net investment income for the six months ended June 30, 2006 and 2005 was $11.1 million and $8.3 million, respectively, an increase of 33.7%. The increase was attributable to the growth of invested assets resulting from the cash flows produced by our business and an increase in the book yield on invested assets. Book yields were 4.74% and 4.30% at June 30, 2006 and 2005, respectively, while invested assets increased $32.1 million over the period.
Net Realized Investment Gains (Losses)
Net realized investment losses, principally from the sale of fixed maturity securities were $0.5 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, net realized investment losses were $0.8 million and $0.8 million, respectively. Net losses on securities sold are generated incidental to the ongoing management of the investment portfolio. The Company had no write-downs of investments for other than temporary impairment losses for the six months ended June 30, 2006 and 2005.
Net Unrealized Gains on Derivative Financial Instruments
Net unrealized losses on credit derivative contracts for the three months ended June 30, 2006 were immaterial, compared to unrealized losses of $2.8 million in the second quarter of last year. Similarly, net unrealized losses on derivative contracts for the six months ended June 30, 2006 were at an immaterial level compared with unrealized losses of $2.6 million during the first six months of 2005. The change in estimated fair value of credit derivative contracts in 2005 reflects in part a change in estimates arising from refinements to our fair value model in the second quarter of 2005. The enhanced model has been consistently applied since that time. As of June 30, 2006, no losses had been incurred or paid by us on credit derivatives contracts.
Loss and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended June 30, 2006 were ($4.2) million compared to $2.1 million for the three months ended June 30, 2005, a $6.3 million swing. Loss and loss adjustment expenses for the six months ended June 30, 2006 and 2005 were ($3.1) million and $2.7 million, respectively, resulting in loss ratios of (13.8)% for June 30, 2006 compared to 13.2% for June 30, 2005. The reduction in loss and loss adjustment expense for both the three and six month periods in 2006, is driven by a net reduction in previously established case reserves of $4.6 million for the three month period ended June 30, 2006 and $3.3 million for the six month period ended June 30, 2006. The reduction in case reserves for the six months ended June 30, 2006 is offset by growth in the unallocated reserve balance of $1.1 million.
The majority of the reduction in previously established case reserves is associated with an airline industry-related obligation, for which recoveries were reported to us from the primary insurer in the second quarter, the remaining reduction was related to a manufactured housing credit which was successfully restructured in the second quarter.
Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as trends in the reserving practices of our ceding insurers and finally due to specific credit events within reinsured obligations.
The components of incurred losses and loss adjustment expenses for the three months and six months ended June 30, 2006 and June 30, 2005 are provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Loss and Loss Adjustment Expenses (LAE)	2006	2005	2006	2005
	($ in millions)
Paid losses/(recoveries) and LAE	$0.8	$6.0	$(0.5)	$6.3
Change in case reserves (net of change in recoverables)	(5.0)	(4.1)	(3.7)	(2.9)
Change in unallocated reserves	0.0	0.2	1.1	(0.7)

Incurred losses and LAE	$(4.2)	$2.1	$(3.1)	$2.7

As a result of this activity, our total reserves for losses and loss adjustment expenses at June 30, 2006 decreased by $2.2 million when compared to total reserves at December 31, 2005.
Acquisition and Operating Expenses
Acquisition expenses were $4.2 million and $4.1 million respectively for the three months ended June 30, 2006 and 2005, and $8.2 million and $7.3 million respectively for the six months ended June 30, 2006 and 2005. The net change in acquisition expenses of $0.1 million and $0.9 million, or 2.4% and 12.3%, respectively, for the three and six months ended June 30, 2006 and 2005 was due to an increase in the amortization of acquisition expenses in concert with higher earned premiums. Our acquisition expense ratio for each comparison period is essentially unchanged at a ratio of 36% of earned premiums.
Operating expenses were $3.9 million for the quarter ended June 30, 2006, a decrease of 20.4% compared to $4.9 million for the second quarter of 2005. Second quarter 2006 operating expenses include approximately $0.7 million of expenses associated with the Company’s IPO, while in the 2005 quarter we recognized a non-recurring compensation expense of $2.5 million relating to the termination of a compensation plan feature. For the first six months of 2006, operating expenses of $7.4 million were about the same as the $7.3 million of operating expenses recorded in the first half of 2005, with year to date 2006 expenses including approximately $2.0 million in IPO expenses while the 2005 comparison period included the $2.5 million expense referenced above. Expenses connected to the IPO have been expensed as incurred in proportion to the shares sold in the IPO by the selling shareholders, with $0.3 million of IPO expenses relating to the issuance of new shares allocated against the proceeds.
Combining acquisition and operating expenses, the expense ratio as at June 30, 2006 was 69.9% compared to 72.3% at June 30, 2005, an overall decrease of 3.3%. Excluding IPO expenses from the 2006 ratio and excluding the $2.5 million non-recurring expense from the 2005 ratio, the expense ratio for the first six months of each period was 61% and 60%, respectively. Due to the non-recurring nature of IPO expenses, expenses in the second half of the year are expected to be below first half levels.

Interest Expense
Interest expense was $0.7 million for the three months ended June 30, 2006 and 2005 and $1.4 million for the six months ended June 30, 2006 and 2005.
Liquidity and Capital Resources
Liquidity
RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access debt and equity markets. Our principal uses of liquidity are for payment of interest on our senior notes and capital investments in RAM Re. Based on the amount of dividends that we expect to receive from RAM Re for the remainder of 2006, we believe that we will have sufficient liquidity to satisfy our needs over the next twelve months. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as adverse market changes, insurance regulatory changes, changes in general economic conditions beyond the next twelve months and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.
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
RAM Re may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain a minimum level of statutory capital and surplus of $10.5 million at December 31, 2005. RAM Re’s statutory capital and surplus was $310.4 million at June 30, 2006. In addition to the foregoing solvency criteria, Bermuda law limits the maximum amount of annual dividends or distributions payable and in certain instances requires the prior notification to, or approval of, the Bermuda Monetary Authority. Based upon these tests, without regulatory approval, the maximum amount that would have been available during 2006 for payment by RAM Re was approximately $37.6 million.
Cash Flows
During the first six months of 2006, net operating cash flow was $20.7 million compared to $15.0 million for the first six months of 2005. Our operating cash flows are primarily the result of the excess of net premiums received and investment income over operating expenses, claims payments and interest expenses. For the first six months 2006 and 2005, net cash flows from financing activities of $16.3 million and ($0.3) million, respectively, relate primarily to the additional share issuance and the committed preferred securities expenses. Net cash used in investment activities amounted to $33.2 million and $23.5 million in the period ending June 30, 2006 and 2005, respectively, relating to the purchases of investments offset by sales and maturities of investments.
Capital Resources
On February 3, 2006, RAM Re closed a $40.0 million contingent capital facility with two highly rated commercial banks. This facility is specifically designed to provide rating-agency qualified capital and is in purpose and structure similar to the $90.0 million contingent capital facility described below although it may be drawn upon to cover catastrophic losses arising only from municipal obligations reinsured by Ram Re in excess of the minimum threshold. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described below. The $40.0 million facility has a seven-year term ending on February 3, 2013, and has an annual renewal feature, subject to approval of the lenders. As of June 30, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.
RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re claims paying resources and may not be drawn upon except for the payment of catastrophic losses where cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re exceed minimum thresholds. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual renewal provision subject to bank approval, has a nine-year term ending on May 11, 2015. As of June 30, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.
On December 23, 2003, RAM Re entered into a $50.0 million soft capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a floating put option fee. The counterparty is a trust established by Lehman Brothers Inc. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and following the procedures of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The option agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high-quality, short-term commercial paper investments. In each of the six months ended June 30, 2006 and 2005, $0.3 million of put option fees have been paid and recorded in adjusted paid in capital on the balance sheet. As of June 30, 2006 the put option has not been exercised.
On March 26, 2004, the Company issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere. We were in compliance with all covenants at June 30, 2006. During the first six months of 2006, RAM Re paid dividends to Holdings in the amount of $1.38 million, which was used to pay interest on the senior debt.
Investment Portfolio
At June 30, 2006, our investment portfolio consisted of $489.3 million of fixed income securities and $9.3 million of short-term investments. Our fixed income securities are designated as available for sale in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Short-term investments consist primarily of money market funds, domestic time deposits and discount notes. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by an outside professional asset management firm in accordance with specific investment policies approved by our board of directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices by either independent pricing services, or when such quoted prices are unavailable, by reference to broker quotes. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at June 30, 2006 is 4.35 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio is 5.76% and the book yield of the portfolio is 4.74% at June 30, 2006. At June 30, 2006, we had $281.9 million of our invested assets in trust accounts for the benefit of primary insurers (out of $499 million of total cash and investments). Under its reinsurance agreements with primary insurers, RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission.
Our finance personnel monitor the portfolio on a monthly basis for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a formal review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” We have not recognized an impairment at either June 30, 2006 or at December 31, 2005. The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of June 30, 2006 and December 31, 2005 (note that the table includes only securities which are in an unrealized loss position):

	As of June 30, 2006		As of December 31, 2005
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
Length of Time in Continuous Unrealized Loss	Value	Losses	Value	Losses
Municipal securities
0-6 months	$—	$—	$2,984,172	$(20,828)
7-12 months	2,825,507	(179,493)	—	—
Greater than 12 months	—	—	—	—

	2,825,507	(179,493)	2,984,172	(20,828)
Corporate securities
0-6 months	5,327,120	(238,317)	30,385,636	(469,270)
7-12 months	27,757,319	(1,996,963)	11,483,400	(256,432)
Greater than 12 months	62,792,463	(3,849,923)	54,992,076	(2,242,756)

	95,876,902	(6,085,203)	96,861,112	(2,968,458)
U.S. Government obligations
0-6 months	20,849,550	(1,213,279)	25,990,160	(377,331)
7-12 months	24,701,108	(1,669,008)	—	—
Greater than 12 months	—	—	5,206,945	(153,077)

	45,550,658	(2,882,287)	31,197,105	(530,408)
Mortgage and asset-backed securities
0-6 months	66,023,922	(871,276)	80,431,938	(1,363,750)
7-12 months	76,373,959	(3,629,430)	46,438,556	(963,300)
Greater than 12 months	82,759,303	(3,792,196)	58,683,722	(1,450,953)

	225,157,184	(8,292,902)	185,554,216	(3,778,003)

Agencies
0-6 months	21,965,854	(314,609)	36,790,236	(453,247)
7-12 months	36,013,374	(678,809)	14,876,069	(198,452)
Greater than 12 months	23,734,380	(805,446)	23,895,900	(678,698)

	81,713,608	(1,798,864)	75,562,205	(1,330,397)

Total	$451,123,859	$(19,238,749)	$392,158,810	$(8,628,094)

The differences between fair value and amortized cost are primarily the result of changes in interest rates after a fixed-income security is purchased. The investments held by the Company are considered to be available-for-sale but the Company has the ability and the intent to hold these investments until the security recovers its value , or to their contractual maturity. Unrealized gains and losses relating to investments are currently recorded in accumulated other comprehensive income in shareholders’ equity as the Company holds these investments to maturity. The unrealized gains and losses are expected to decrease as the investment approaches maturity and the Company expects to realize a value substantially equal to amortized cost.
The amortized cost and estimated fair value of investments in fixed income securities and short term investments at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Fixed Income Securities	Cost	Value	Cost	Value
	($ in thousands)
Municipal securities	$11,724	$12,141	$11,728	$12,676
Corporate securities	117,325	112,332	117,945	117,103
U.S. Government securities	48,433	45,551	51,168	50,938
U.S. Agency	83,512	81,714	79,420	78,123
Mortgage and asset-backed securities	245,510	237,547	214,186	211,068

Total	$506,504	$489,285	$474,447	$469,908

The following table summarizes our investment portfolio by bond quality at fair value at June 30, 2006 and December 31, 2005:

	As of	As of
	June 30, 2006	December 31, 2005
AAA or equivalent	76.9%	75.0%
AA	9.1%	12.0%
A	12.1%	12.0%
Other	—%	—%
Cash	1.9%	1.0%

Total	100.0%	100.0%

As of June 30, 2006 and December 31, 2005, our investment portfolio did not contain any securities that were not rated or rated below investment grade.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material changes in the Company’s market risk during the first six months ended June 30, 2006. For additional information on market risk, refer to the Company’s S-1 filing “Management’s Discussion and Analysis of Financial Condition” under the heading “Risk Management”.
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
During the first six months of 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There were no legal proceedings during the period covered by this Form 10-Q.

Item 1A. Risk Factors.
The Company’s risk factors are disclosed in our Registration Statement on Form S-1 (No. 333-131763) (our “S-1”). On July 6, 2006, S&P confirmed RAM Re’s AAA rating but announced that it was revising its outlook for the rating from “stable” to “negative”, commenting that the revision “reflects the below-average earnings and ROE earned by the company over the past several years, couple with concern regarding the level and pace of improvement in the near to intermediate future.” We do not believe that the change in outlook will have an adverse impact on our business. Other than this change in outlook, there have been no material changes to the risk factors from those disclosed in the S-1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Our S-1 was declared effective April 27, 2006. The offering proceeds to us were $17,550,000, and after deducting underwriting discounts and commissions of $1,009,125 and other offering expenses of $2,050,000, the net offering proceeds were approximately $14.5 million.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Previously reported on our Form 10-Q for the quarter ended March 31, 2006.
Item 5. Other Information.
None
Item 6. Exhibits.
See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

RAM Holdings Ltd.(Registrant)

Dated: August 10, 2006	By:	/S/ Richard Lutenski

Richard Lutenski Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation and Memorandum of Association of RAM Holdings Ltd. (incorporated by reference, to Exhibit 3.1 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

3.2	Amended and Restated Bye-Laws of RAM Holdings Ltd. (incorporated by reference to Exhibit 3.2 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

10.1	Amended and Restated Shareholders Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

10.2	Amalgamation Agreement between the Registrant and RAM Holdings II Ltd (incorporated by reference to Exhibit 10.2 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

10.3	Amended Employment Agreement, between the Registrant and Vernon M. Endo (incorporated by reference to Exhibit 10.3 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.4	Amended Employment Agreement, between the Registrant and Richard Lutenski (incorporated by reference to Exhibit 10.4 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.5	Amended Employment Agreement, between the Registrant and David K. Steel (incorporated by reference to Exhibit 10.5 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.6	Employment Agreement, as amended between the Registrant and Mary Ellen Pavlovsky (incorporated by reference to Exhibit 10.6 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.7	Employment Agreement, between the Registrant and James P. Gerry (incorporated by reference to Exhibit 10.7 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.8	Employment Agreement, between the Registrant and Victoria Guest (incorporated by reference to Exhibit 10.20 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.9	RAM Holdings Ltd. 2006 Equity Plan (incorporated by reference, to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-131763)).†

10.10	Form of RAM Holdings Ltd. Share Option Award Agreement for Employees.* †

10.11	Form of RAM Holdings Ltd. Share Option Award Agreement for Non-Employee Directors.* †

10.12	Form of RAM Holdings Ltd. Restricted Share Unit Award Agreement.* †

10.13	Form of RAM Holdings Ltd. Restricted Share Unit Award Agreement [Annual Bonus Award].* †

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
†	Indicates management contract or compensatory plan.