Form 10-Q
period 2006-09-30
RAM Holdings Ltd.
filed 2006-11-08
CIK 1352713

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2006
Common Shares, $0.10 par value per share	27,234,755 shares

RAM HOLDINGS LTD.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RAM Holdings Ltd.
Balance Sheets
(Unaudited)

	Consolidated	Combined
	September 30,	December 31,
	2006	2005
Assets
Investments: Fixed-maturity securities, held as available for sale, at fair value (amortized cost of $515,631,193 and $474,447,225)	$509,991,680	$469,907,506
Cash and cash equivalents	17,440,226	6,070,420
Accrued investment income	3,895,191	4,691,971
Premiums receivable	4,347,041	1,988,037
Recoverable on paid losses	1,622,836	1,279,503
Deferred policy acquisition costs	71,141,659	66,220,355
Prepaid reinsurance premiums	417,085	—
Fixed assets	85,119	123,952
Deferred expenses	837,560	849,224
Prepaid expenses	588,752	114,007
Other assets	3,346,953	2,326,984

Total assets	$613,714,102	$553,571,959

Liabilities and Shareholders’ Equity
Liabilities
Loss and loss adjustment expense reserve	$14,523,239	$16,594,867
Unearned premiums	183,780,384	165,580,330
Reinsurance balances payable	296,313	—
Accounts payable and accrued liabilities	2,875,877	3,107,974
Long-term debt	40,000,000	40,000,000
Accrued interest payable	—	693,152
Share based compensation liability	—	2,801,535
Other liabilities	3,176,759	2,138,009

Total liabilities	244,652,572	230,915,867

Shareholders’ Equity
Common shares ($0.10 par value; authorized shares - 100,000,000 and 45,000,000; issued and outstanding shares – 27,234,755 shares at September 30, 2006 and 25,884,755 at December 31, 2005)	2,723,476	2,588,476
Additional paid-in capital	227,408,231	211,056,634
Accumulated other comprehensive loss	(5,645,216)	(4,539,719)
Retained earnings	144,575,039	113,550,701

Total shareholders’ equity	369,061,530	322,656,092

Total liabilities and shareholders’ equity	$613,714,102	$553,571,959

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Consolidated	Combined	Consolidated	Combined
	2006	2005	2006	2005
Revenues:
Gross written premiums	$23,508,887	$24,593,338	$55,569,988	$55,219,997
Ceded premiums	(423,304)	—	(423,304)	—

Net written premiums	23,085,583	24,593,338	55,146,684	55,219,997
Change in unearned premiums	(8,029,174)	(13,372,765)	(17,782,969)	(23,794,716)

Net earned premiums	15,056,409	11,220,573	37,363,715	31,425,281
Net investment income	6,143,043	4,538,389	17,283,903	12,863,911
Net realized investment losses on sale of investments	—	(384,793)	(763,465)	(1,137,349)
Net unrealized gains (losses) on credit derivatives	(8,411)	10,761	(14,082)	(2,543,581)

Total revenues	21,191,041	15,384,930	53,870,071	40,608,262

Expenses:
Loss and loss adjustment expenses	(41,262)	435,702	(3,112,314)	3,103,622
Acquisition expenses	5,401,053	4,239,929	13,552,285	11,570,983
Operating expenses	2,900,418	2,106,750	10,348,913	9,391,131
Interest expense	681,849	689,384	2,056,849	2,056,849

Total expenses	8,942,058	7,471,765	22,845,733	26,122,585

Net income	$12,248,983	$7,913,165	$31,024,338	$14,485,677

Net income per common share:
Basic	$0.45	$0.31	$1.16	$0.56
Diluted	$0.45	$0.30	$1.16	$0.56
Weighted-average number of common shares outstanding:
Basic	27,234,755	25,884,755	26,636,403	25,906,359
Diluted	27,301,357	25,954,214	26,691,431	25,991,425
The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Consolidated	Combined	Consolidated	Combined
	2006	2005	2006	2005
Net income	$12,248,983	$7,913,165	$31,024,338	$14,485,677

Other comprehensive income (loss)
Change in unrealized appreciation/(depreciation) of investments	11,574,798	(7,492,573)	(1,868,962)	(6,877,503)
Less: Reclassification adjustment for net realized losses included in net income	—	384,793	763,465	1,137,349

Other comprehensive income (loss)	11,574,798	(7,107,780)	(1,105,497)	(5,740,154)

Comprehensive income	$23,823,781	$805,385	$29,918,841	$8,745,523

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statement of Shareholders’ Equity and Retained Earnings
For Nine Months Ended September 30, 2006
(Unaudited)

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income/(Loss)	Earnings	Total
Balance, January 1, 2006	$1,991,135	$211,653,975	$(4,539,719)	$113,550,701	$322,656,092
Bonus shares	597,341	(597,341)	—	—	—
Share issuance	135,000	16,456,872			16,591,872
Committed preferred shares expenses	—	(399,621)	—	—	(399,621)
Non-cash compensation	—	294,346	—	—	294,346
Net income	—	—	—	31,024,338	31,024,338
Other comprehensive (loss) income	—	—	(1,105,497)		(1,105,497)

Balance, September 30, 2006	$2,723,476	$227,408,231	$(5,645,216)	$144,575,039	$369,061,530

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	Consolidated	Combined
	2006	2005
Cash flows from operating activities:
Net income	$31,024,338	$14,485,677
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Net realized losses on sale of investments	763,465	1,137,349
Depreciation and amortization	107,101	131,328
Amortization of debt discount	4,699	4,690
Net unrealized losses on credit derivatives and foreign exchange	14,082	2,543,581
Amortization of bond premium and discount	526,795	(239,206)
Non-cash compensation	294,346	178,411
Accrued investment income	796,779	578,338
Premiums receivable	(2,359,004)	(1,605,020)
Recoverables on paid losses	(343,333)	(5,844)
Deferred policy acquisition costs	(4,921,304)	(7,124,065)
Prepaid reinsurance premiums	(417,085)	—
Prepaid expenses	(474,745)	(248,328)
Deferred expenses	(40,347)	—
Other assets/liabilities	—	(68,161)
Loss and loss adjustment expenses	(2,071,629)	(3,219,147)
Unearned premiums	18,200,054	23,794,716
Accounts payable and accrued liabilities	64,217	(461,821)
Share based compensation liabilities	(2,801,535)	2,801,535
Accrued interest payable	(693,151)	(693,150)

Net cash flows provided by operating activities	37,673,743	31,990,883

Cash flows from investing activities:
Proceeds from sales of investments	76,386,682	98,996,665
Purchases of investments	(121,408,134)	(177,814,961)
Proceeds on maturities of investments	2,541,521	14,998,000
Purchases of fixed assets	(16,257)	(25,310)

Net cash flows used in investing activities	(42,496,188)	(63,845,606)

Cash flows from financing activities:
Net issuance (redemption) of share capital	16,591,872	(340,244)
Committed preferred shares expenses	(399,621)	(449,862)

Net cash flows (used in) provided by financing activities	16,192,251	(790,106)

Net increase in cash and cash equivalents	11,369,806	(32,644,829)
Cash and cash equivalents — Beginning of period	6,070,420	36,086,774
Cash and cash equivalents — End of period	$17,440,226	$3,441,945

Supplemental cash flow disclosure:
Interest paid on long term debt	$2,750,000	$2,750,000
The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Notes to Consolidated Financial Statements
September 30, 2006
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
On May 1, 2006, the Board of Directors and shareholders approved a 10 for 1 stock split of the common shares of the Company and, in addition, issued bonus shares on a 0.3 for 1 basis, effectively resulting in a 13:1 stock split. As a result of this action 23,893,620 additional shares were issued and the par value of all shares became $0.10 per share. Prior to this the par value of the common shares was $1.00 per share. As a result of the bonus shares, $597,341 was transferred from additional paid in capital to common shares. All references to number of common shares and per common share amounts including the reference in Note 10 have been restated to reflect the retroactive effect of the effective 13:1 stock split for all periods presented.
2. Basis of Preparation
The interim unaudited consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). These statements should be read in conjunction with the audited combined financial statements and notes for the year ended December 31, 2005 for RAM Re Group of Companies included in the Company’s S-1 (Registration No. 333-131763), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements prepared reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates. The December 31, 2005 balance sheet included in these statements was derived from audited financial statements. The results of operations for the three and nine months ending September 30, 2006 may not be indicative of the results that may be expected for the full year.
3. Basis of Consolidation and/or Combination
As discussed in Note 1, RAM Holdings Ltd and RAM Holdings II Ltd were amalgamated on May 1, 2006 and the September 30, 2006 consolidated financial statements reflect the amalgamation. There was no effect to shareholders equity or results of operations on amalgamation. The consolidated accounts of Holdings include those of its subsidiary RAM Re. All significant intercompany balances have been eliminated on consolidation. Comparative financial information for periods prior to the quarter ended June 30, 2006 are presented on a combined basis as the amalgamation was not yet effective. Holdings and Holdings II had common shareholders and were under common management. Intercompany balances and transactions were eliminated on combination. There are no significant differences between financial statements prepared on a combined basis and those which would be prepared on a consolidated basis.

4. Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 but does not believe that its adoption is will have an impact on our results of operations or financial position.
In September 2006, the FASB issued FAS No. 157 (“FAS 157”), Fair Value Measurement. This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The Company is currently evaluating the potential impact of FAS 157 on its financial statements when adopted.
In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). FAS 155 amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and resolves issues addressed in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are, with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and, as respects FAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the implications of FAS 155 on its financial statements.
In June 2006, the FASB issued proposed FSP FAS 123(R)-e, Amendment of FASB Staff Position FAS 123(R)-1, which addresses whether the modification of an instrument in connection with an equity restructuring or a business combination should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). The FASB staff has taken the position that for instruments that were originally issued as employee compensation and then exchanged or changed, where the only change is a change to the terms of an award to reflect an equity restructuring or a business combination that occurs when the holders are no longer employees, then no change in the recognition and measurement of these instruments will result if, there is (i) no increase in value to the holders of the instrument or (ii) the exchange or change in the terms of the award is not made in contemplation of an equity restructuring or a business combination and (iii) all holders of the same class of equity instruments are treated in a similar manner. These provisions must be applied in the first reporting period beginning after the date the final FSP is posted to the FASB’s website. This guidance is not expected to have an impact on the Company’s financial condition or results of operations.
In September 2006, SEC Staff Accounting Bulletin No. 108 (SAB 108) was issued, providing guidance regarding quantifying financial statement misstatements and the treatment of these misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. The Company does not anticipate a significant impact from adopting the provisions of SAB 108.
In January and February of 2005, the SEC discussed with financial guaranty industry participants the diversity in practice with respect to their accounting policies for loss reserves. In June 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guaranty insurers for claims liability recognition, premium recognition and deferred acquisition costs. The FASB arrived at tentative decisions during meetings held in the third quarter which will form the basis of a forthcoming Exposure Draft. When the FASB issues authoritative guidance on this matter, RAM Re and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies, premium recognition and acquisition cost recognition. Until the authoritative guidance is issued, RAM Re intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.
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
5. Reinsurance
On July 1, 2005, RAM Re entered into a retrocession agreement with an “AA” rated financial guaranty company to retrocede business that exceeds its single risk limits on a facultative basis, thereby limiting its exposure to loss from large risks. RAM Re must cede $1.5 million in premium and related exposure by December 31, 2006. This retrocessional agreement does not relieve RAM Re from its obligation to the reinsured. As at September 30, 2006, premiums of $0.4 million have been retroceded as part of the treaty. Therefore there is a commitment to cede $1.1 million in premium during the fourth quarter of 2006. Management has assessed that the obligation for this cession will be met during the fourth quarter.
6. Derivative Instruments
RAM Re has reinsured derivative instruments consisting primarily of credit default swaps that it intends to reinsure for the full term of the contract. Management considers these derivative instruments to be a normal extension of its financial guaranty reinsurance business. All derivative instruments are recognized on the balance sheet at their estimated fair value since they do not qualify for the financial guarantee scope exception under Statement of Financial Accounting Standard No. 149 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 149”). Changes in fair value are recognized as unrealized gains/(losses) in net income. In determining the fair value of derivative instruments, management relies on quoted market spread data as an input to its internal valuation model. The change in fair value of these derivative contracts for the nine months ending September 30, 2006 and 2005 was ($14,082) and ($2,543,581), respectively.
7. Earnings Per Share
Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares issued and outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options outstanding during the period that could potentially result in the issuance of common stock. As at September 30, 2006 and 2005, there were 446,004 and nil stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	( in thousands, except per share amounts)
Net income	$12,249	$7,913	$31,024	$14,486

Basic weighted-average shares	27,234,755	25,884,755	26,636,403	25,906,359
Effect of stock options	66,602	69,459	55,028	85,066

Diluted weighted-average shares	27,301,357	25,954,214	26,691,431	25,991,425
Basic EPS	$0.45	$0.31	$1.16	$0.56
Diluted EPS	$0.45	$0.30	$1.16	$0.56
8. Contingent capital and credit facilities
RAM Re has contingent capital and credit facilities totalling $180 million, the details of which are discussed in the following:
On February 3, 2006, RAM Re entered into a $40,000,000 credit facility with major commercial banks. The facility may be drawn upon by RAM Re if cumulative losses arising from public finance bonds reinsured by RAM Re exceed certain minimum thresholds. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain instalment premiums and other collateral. The facility, which contains an annual renewal provision subject to approval by the banks, has a seven-year term ending on February 3, 2013. As of September 30, 2006, no amounts were outstanding under this facility.

As of September 30, 2006 and 2005, RAM Re maintained a $90,000,000 credit facility with major commercial banks. The facility may be drawn upon by RAM Re if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain instalment premiums and other collateral. The facility, which contains an annual renewal provision subject to approval by the banks, has a nine-year term ending on May 11, 2015. As of September 30, 2006 and 2005, no amounts were outstanding under this facility.
On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50,000,000 in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50,000,000 of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of September 30, 2006, the perpetual put options have not been exercised. Expenses of $399,621 and $449,862 relating to the operation of the facility for the period ended September 30, 2006 and 2005, respectively, have been charged directly to additional paid-in capital.
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
The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of Holdings, in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and the Make Whole Amount, a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $2,056,849 has been recorded for each of the nine months ending September 30, 2006 and 2005.
10. Stock Based Compensation Plan
Prior to January 1, 2006, stock options were issued to senior management and directors on an ad hoc basis and accounted for under Accounting Principles Board Opinion (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“FAS 123”). Under APB 25 the fair value per share at the grant date was estimated as book value at the most recent quarterly reporting period and the strike price of the options granted was the book value at the date of grant. Therefore, the intrinsic value is zero for all options granted under APB 25 that have the same fair value and strike price and no compensation expense is recognized for the cost of the stock options.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123R”), utilizing the prospective transition method. Under the prospective transition method, compensation costs recognized relate to the estimated fair value at the grant date of stock options granted subsequent to January 1, 2006 in accordance with FAS 123R. Prior to the adoption of FAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense in net income for stock options granted under the plan that had an exercise price equal to the fair value of the underlying common stock at the date of grant. In accordance with the provisions of FAS 123R, options granted prior to January 1, 2006, have not been restated to reflect the adoption of FAS 123R. For the periods ended September 30, 2006 and September 30, 2005, the Company recognized $76,463 and $178,411, respectively, of compensation expense in the period for stock options with an exercise price less than the market value of the underlying common stock on the date of the grant.
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
On May 2, 2006 in connection with the Company’s Initial Public Offering, awards of share options and restricted share units were made to the Company’s officers and employees. Each of the options will vest in equal annual installments over a four-year period and will expire on the seventh anniversary of the date of grant. The exercise price of the options is $13.45, the average of the highest and lowest quoted selling price on May 2, 2006, the closing day of the public offering. Restricted share units will vest in equal annual installments over a four-year period. Options to purchase an aggregate of 387,504 common shares and an aggregate of 17,712 restricted share units were issued in connection with the IPO. Subsequent to the IPO, additional share options of 33,800 at exercise prices ranging from $12.10 to $13.43 were issued, as well as 2,320 restricted share units.
As a result of adopting FAS 123R on January 1, 2006, the Company’s net income for the period ended September 30, 2006 was $217,883 lower and basic and diluted earnings per share would have been $1.16 for the nine months ended September 30, 2006 if the Company had not adopted FAS 123R.
Stock Options
The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options using the following weighted average assumptions as at September 30, 2006:

Nine Months
Ended
September 30,
2006
Dividend yield	0%
Expected volatility	25.7%
Risk-free interest rate	4.9%
Expected life of options (in years)	5.67
Weighted-average grant-date fair value	$3.90
These assumptions are based on a number of factors as follows: (i) dividend yield was determined based on the company’s historical dividend payments which have been nil and expected dividend payments in the future which are also expected to be nil, (ii) expected volatility was determined using the historical volatility of the stock price of similar companies within the financial guaranty industry, (iii) the expected term of the options is based on the period of time that the options granted are expected to be outstanding, and (iv) the risk free rate is the U.S. Treasury rate effective at the time of grant for the duration of the options granted. Compensation cost is recognized on a straight-line basis over the vesting period and is net of estimated forfeitures. At September 30, 2005, the weighted average grant date fair value, using FAS 123 for disclosure purposes, was $11.18.
As at September 30, 2006, there was $1.6 million of unrecognized compensation expense related to the stock options granted under FAS 123R which is expected to be recognized over the remaining service period of 4.1 years.

The following table summarizes the stock option activity for the nine months ended September 30, 2006:

		Weighted average	Weighted-Average	Aggregate
	Number of	exercise price per	Remaining	Intrinsic Value
	shares	share	Contractual Life	(1)
Options
Outstanding – Beginning of year	752,700	$11.18
Purchased from employee	(31,200)	11.12
Forfeited	(46,800)	11.12
Granted during the period	466,804	13.42

Outstanding – End of period	1,141,504	12.10	6.84 years	$1,239,589

Exercisable – End of period	314,273	11.10	7.57 years	$600,946

Weighted average fair value per share of options granted during the period		$3.30

(1) The aggregate intrinsic value was calculated based on the market value of $13.00 as at September 30, 2006, and is calculated as the difference between the market value and the exercise price of the underlying options.
During the nine months ending September 30, 2006, the Company purchased from employees 31,200 options that were fully vested at an expense of $80,832.
Restricted Share Units
The Company has granted restricted share units to employees of the Company. Restricted shares vest annually over a four year period.
The following table summarizes the restricted share unit activity for the nine months ended September 30, 2006:

		Weighted average
	Number of	grant date fair
	share units	value per share
Restricted Share Units
Nonvested – Beginning of year	—	—
Granted	20,032	$13.39
Vested	—	—
Forfeited	431	13.45

Nonvested – End of period	19,601	$13.39

The Company accrued $25,985 in compensation expense related to the restricted share units for the year to date. The compensation expense for restricted share units is expensed on a prorated basis over the vesting period. At September 30, 2006, there is unrecognized compensation expense related to the nonvested restricted share units of $236,445, which will be recognized over the weighted average remaining service period of 3.61 years.
Other
As of June 30, 2005, the Company entered into Payment Agreements that terminated both the Contingent Share Agreements and 472,420 vested Stock Options of three management employees. On June 30, 2006 the Company paid $1,632,959 to the employees and subsequently paid an additional $770,726 in the third quarter which represented the remaining value of the ultimate liability.

11. Share Capital
On March 1, 2006, the Company increased authorized share capital to $10,000,000 from $2,000,000 resulting in authorized share capital of 90,000,000 common shares and 10,000,000 undesignated preference shares with a par value of $0.10 each. Shares issued and outstanding at December 31, 2005 have been retroactively adjusted to reflect this change as well as the share split described in Note 1. On May 2, 2006 in connection with the IPO, the Company issued 1,350,000 additional shares. Shares issued and outstanding as at September 30, 2006 and December 31, 2005 are 27,234,755 and 25,884,755, respectively.

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

Refer to Note 3 of the September 30, 2006 consolidated financial statements for discussion on the basis of consolidation / combination of the company.
Losses and Loss Expense Reserves
The liability for losses and loss adjustment expenses is our estimate of the ultimate aggregate losses in our portfolio of assumed financial guaranty exposures and consists of case reserves and unallocated reserves. Case reserves are established for losses on reinsured obligations that have already defaulted and losses that are probable and estimable. These reserves are generally initially established by the primary insurer and our proportionate share of these reserves is reported to us at least quarterly. We review and assess the ceded case reserves and typically record the reserve reported to us but our evaluation may result in increasing or decreasing the case reserve recorded above or below the amount reported to us by the primary insurer. We establish case reserves in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under collateral and subrogation rights. Case reserves estimated by RAM Re are discounted at 5.0% and reserves set by the primaries are discounted in accordance with discount rates prescribed or permitted by state regulatory authorities. We also establish an unallocated reserve because we believe that additional losses are inherent in our portfolio of reinsured risks.
Our unallocated reserves estimate is primarily based on the composition of our outstanding exposure and reserve factors that we apply to this exposure. The reserve factors are a product of the ratios of (i) the unallocated reserves of our primary insurers relative to their outstanding exposures weighted by (ii) the credit risk of our outstanding exposure relative to the credit risk of the total portfolios of our primary insurers, where credit risk is measured by the weighted average capital charges established by Standard & Poor’s (see our S-1 filing “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for further detail). The unallocated reserve calculated by this formula is also reviewed relative to subjective considerations including developments and trends, case reserve experience, and expected loss experience over the long term and the unallocated reserve is established in an amount that together with case reserves represents management’s best estimate of ultimate losses.
The following table summarizes our reserves as at September 30, 2006 and December 31, 2005:

	September	December 31,
	30, 2006	2005
	(in millions of U.S. dollars)
Case	$3.1	$6.3
Unallocated	11.4	10.3

Total	$14.5	$16.6

The Company reinsures exposure relating to Eurotunnel which has gone into creditor protection and is in the restructuring process which is expected to be completed by December 31, 2006. If the restructuring does not occur by December 31, 2006, the Company will be required to make payments on the debt starting in 2007. The primary insurer has reported that in their opinion there will be no ultimate loss incurred on this exposure, and as such no loss reserve has been established by the Company for this reinsured exposure.
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
As a result of the factors noted above, the fair value of credit derivatives recorded by us may materially differ from the value that might be realized in a sale of the credit derivative portfolio. We are currently in the process of evaluating the impact of Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” on our credit derivative portfolio.
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
The Company had no write-downs of investments for other than temporary impairment losses for the nine-month period ended September 30, 2006 and 2005. We have provided tables to summarize unrealized losses in our investment portfolio under “Liquidity and Capital Resources”.
Consolidated Results of Operations
The following table presents summary consolidated results of operations data for the three and nine month periods ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2006	2005	2006	2005
Revenues:
Gross written premiums	$23,509	$24,593	$55,570	$55,220
Net written premiums	23,086	24,593	55,147	55,220
Net earned premiums	15,056	11,221	37,364	31,425
Net investment income	6,143	4,538	17,284	12,864
Net realized investment gains (losses)	—	(385)	(764)	(1,137)
Unrealized gains (losses) on derivative financial instruments	(8)	11	(14)	(2,544)

Total revenues	$21,191	$15,385	$53,870	$40,608
Expenses:
Loss and loss adjustment expenses	(41)	436	(3,112)	3,104
Acquisition expenses	5,401	4,240	13,552	11,571
Operating expenses	2,900	2,107	10,349	9,391
Interest expense	682	689	2,057	2,057

Total expenses	$8,942	$7,472	$22,846	$26,123

Net Income	$12,249	$7,913	$31,024	$14,486

Net Income
Net income for the three and nine months ended September 30, 2006 was $12.2 million and $31.0 million, an increase of $4.3 million, or 54%, for the three months ended September 30, 2005 and an increase of $16.5 million, or 114%, for the nine months ended September 30, 2005. The increases in net income for both the third quarter and first three quarters of 2006 are due to the combined impact of (a) general business growth in recent years which has resulted in an increase in the outstanding exposures that we have reinsured and in a larger portfolio of invested assets, each of these in turn reflected in increased earned premiums and investment income in 2006, (b) loss activity in 2006, primarily during second quarter, that resulted in a substantial favorable reduction of $3.5 million in net case reserves and $3.1 million in incurred losses, and (c) prior year unrealized loss on derivative instruments of $2.5 million and a $2.5 million expense related to termination of a compensation plan feature.
Gross Written Premiums

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gross Written Premiums	2006	2005	2006	2005

	($in millions)
Public Finance	$17,117	$18,220	$36,835	$36,718
Structured Finance	6,392	6,373	18,735	18,502

Total	$23,509	$24,593	$55,570	$55,220

Gross written premiums for the three and nine months ended September 30, 2006 were $23.5 million and $55.6 million, a decrease of $1.1 million or 4.5% in comparison to the three months ended September 30, 2005 and an increase of $0.4 million or 0.7% in comparison to the nine months ended September 30, 2005. Public finance premiums written decreased to $17.1 million from $18.2 million, or 6.0%, for the three months ended September 30, 2006 compared to prior year and increased by $0.1 million to $36.8 million for the nine months ended September 30, 2006 compared to prior year. Structured finance premiums written were consistent at $6.4 million for the three months ended September 30, 2006 compared to prior year and increased $0.2 million, or 1.1%, for the nine months ended September 30, 2006 compared to prior year.
Reinsurance
RAM Re entered into a retrocessional agreement with an ‘AA’ rated financial guarantor on July 1, 2005 (see financial statements note 5). The treaty requires RAM Re to retrocede premiums of $1.5 million and related exposure during the term of the treaty, which expires on December 31, 2006. The retrocession agreement does not relieve the Company from its obligation to the reinsured. During the third quarter and through the first nine months of 2006, premiums of $0.4 million have been retroceded. The Company did not retrocede any premiums during 2005.
Net Earned Premiums
Net earned premiums for the three months ended September 30, 2006 were $15.1 million compared with $11.2 million for the three months ended September 30, 2005, an increase of 34.8%. Net earned premiums for the nine months ended September 30, 2006 and 2005, were $37.4 million and $31.4 million, respectively, an increase of 19.1%. The significant increases in upfront premiums from public finance business in past years, as indicated by growth in unearned premiums on the balance sheet, and in installment premiums from the structured finance business assumed in prior years contributed to this growth, as did a greater amount of premiums from refundings that totaled $2.8 million during the quarter compared to $0.8 million in the prior year’s third quarter. Earned premiums resulting from refundings totaled $5.4 million for the nine months ended September 30, 2006 compared to $2.3 million for the nine months ended September 30, 2005. Refundings represent an acceleration of earned premiums that occurs when an obligation that we have reinsured is retired or defeased prior to its scheduled maturity, accompanied by the recognition of any remaining unearned premiums associated with the obligation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Earned Premiums	2006	2005	2006	2005

	($in millions)
Public Finance	$8,713	$6,570	$18,485	$15,799
Structured Finance	6,343	4,651	18,879	15,626

Total	$15,056	$11,221	$37,364	$31,425

Net Investment Income
Net investment income increased to $6.1 million for the three months ended September 30, 2006, 35.6% above the $4.5 million in investment income for the three months ended September 30, 2005. Net investment income for the nine months ended September 30, 2006 and 2005 was $17.3 million and $12.9 million, respectively, an increase of 34.1%. The increase was attributable to the growth of invested assets resulting from the cash flows produced by our business and an increase in the book yield on invested assets. Book yields were 4.83% and 4.56% at September 30, 2006 and 2005, respectively, while invested assets increased $41.2 million over the period.

Net Realized Investment Gains (Losses)
Net realized investment losses, principally from the sale of fixed maturity securities were $nil and $0.4 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, net realized investment losses were $0.8 million and $1.1 million, respectively. Net losses on securities sold are generated incidental to the ongoing management of the investment portfolio. The Company had no write-downs of investments for other than temporary impairment losses for the nine months ended September 30, 2006 and 2005.
Net Unrealized Gains on Derivative Financial Instruments
Net unrealized losses on credit derivative contracts for the three months ended September 30, 2006 and September 30, 2005 were immaterial. Net unrealized losses on derivative contracts for the nine months ended September 30, 2006 were at an immaterial level compared with unrealized losses of $2.5 million during the first nine months of 2005. The change in estimated fair value of credit derivative contracts in 2005 reflects, in part, a change in estimates arising from refinements to our fair value model in the second quarter of 2005. The enhanced model has been consistently applied since that time. As of September 30, 2006, no losses had been incurred or paid by us on credit derivatives contracts.
Loss and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended September 30, 2006 were immaterial compared to $0.4 million for the three months ended September 30, 2005. Loss and loss adjustment expenses for the nine months ended September 30, 2006 and 2005 were ($3.1) million and $3.1 million, respectively, resulting in loss ratios of (8.3)% for September 30, 2006 compared to 9.9% for September 30, 2005. The reduction in loss and loss adjustment expense for both the three and nine month periods in 2006 is mainly driven by a net $3.5 million reduction of previously established reserves for the nine month period ended September 30, 2006, the majority of which was associated with an airline industry related obligation for which recoveries were reported to us in the second quarter and a manufactured housing credit which was successfully restructured in the second quarter, as well as loss recoveries received of $0.2 million and $0.7 million for the three and nine months ended September 30, 2006. These changes in loss and loss adjustment expenses and the growth in the unallocated reserve balance of $1.1 million for the nine months ended September 30, 2006 has resulted in immaterial and ($3.1) million incurred losses for the quarter ended and nine months ended September 30, 2006.
Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as trends in the reserving practices of our ceding insurers and finally due to specific credit events within reinsured obligations.
The components of incurred losses and loss adjustment expenses for the three months and nine months ended September 30, 2006 and September 30, 2005 are provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Loss and Loss Adjustment Expenses (LAE)	2006	2005	2006	2005

	($in millions)
Paid losses/(recoveries) and LAE	$(0.2)	$0.2	$(0.7)	$6.5
Change in case reserves (net of change in recoverables)	0.2	(0.1)	(3.5)	(3.0)
Change in unallocated reserves	0.0	0.3	1.1	(0.4)

Incurred losses and LAE	$0.0	$0.4	$(3.1)	$3.1

As a result of this activity, our total reserves for losses and loss adjustment expenses at September 30, 2006 decreased by $2.0 million when compared to total reserves at December 31, 2005.
Acquisition and Operating Expenses
Acquisition expenses, primarily ceding commissions, were $5.4 million and $4.2 million, respectively, for the three months ended September 30, 2006 and 2005, and $13.6 million and $11.6 million, respectively, for the nine months ended September 30, 2006 and 2005. The net change in acquisition expenses of $1.2 million and $2.0 million, or 28.6% and 17.2%, respectively, for the three and nine months ended September 30, 2006 and 2005 was due to an increase in the amortization of acquisition expenses in concert with higher earned premiums. Our acquisition expense ratio for each comparison period is essentially unchanged at a ratio of 36% of earned premiums.
Operating expenses were $2.9 million for the quarter ended September 30, 2006, an increase of 38.1% compared to $2.1 million for the third quarter of 2005. For the first nine months of 2006, operating expenses were $10.3 million, an increase of 9.6% compared to $9.4 million of operating expenses recorded in the first three quarters of 2005. Year to date 2006 expenses included approximately $2.3 million of expenses associated with activities leading to the Company’s IPO, while the 2005 comparison period included the $2.5 million relating to the termination of a compensation plan feature. Expenses connected to the IPO have been expensed as incurred in proportion to the shares sold in the IPO by the selling shareholders, with $0.3 million of IPO expenses relating to the issuance of new shares allocated against the proceeds.
Combining acquisition and operating expenses, the expense ratio as at September 30, 2006 was 63.9% compared to 66.9% at September 30, 2005, an overall decrease of 4.5%. Excluding IPO-related expenses from the 2006 ratio and excluding the $2.5 million non-recurring expense from the 2005 ratio, the expense ratio for the first nine months of each period was 57.8% and 58.9%, respectively.
Interest Expense
Interest expense was $0.7 million for the three months ended September 30, 2006 and 2005 and $2.1 million for the nine months ended September 30, 2006 and 2005.
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
RAM Re may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of net loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain a minimum level of statutory capital and surplus of $10.5 million at December 31, 2005. RAM Re’s statutory capital and surplus was $331.4 million at September 30, 2006. In addition to the foregoing solvency criteria, Bermuda law limits the maximum amount of annual dividends or distributions payable and in certain instances requires the prior notification to, or approval of, the Bermuda Monetary Authority. Based upon these tests, without regulatory approval, the maximum amount that would have been available during 2006 for payment by RAM Re was approximately $37.6 million.
Cash Flows
During the first nine months of 2006, net operating cash flow was $37.7 million compared to $32.0 million for the first nine months of 2005. Our operating cash flows are primarily the result of the excess of net premiums received and investment income over operating expenses, claims payments and interest expenses. For the first nine months 2006 and 2005, net cash flows from financing activities of $16.2 million and ($0.8) million, respectively, relate primarily to the additional share issuance and the committed preferred securities expenses. Net cash used in investment activities amounted to $42.5 million and $63.8 million in the period ending September 30, 2006 and 2005, respectively, relating to the purchases of investments offset by sales and maturities of investments.
Capital Resources
On February 3, 2006, RAM Re closed a $40.0 million contingent capital facility with two highly rated commercial banks. This facility is specifically designed to provide rating-agency qualified capital and is in purpose and structure similar to the $90.0 million contingent capital facility described below although it may be drawn upon to cover catastrophic losses arising only from municipal obligations reinsured by Ram Re in excess of the minimum defined threshold. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described below. The $40.0 million facility has a seven-year term ending on February 3, 2013, and has an annual renewal feature, subject to approval of the lenders. As of September 30, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.
RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re claims paying resources and may not be drawn upon except for the payment of catastrophic losses where cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re exceed minimum defined thresholds. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual renewal provision subject to bank approval, has a nine-year term ending on May 11, 2015. As of September 30, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.
On December 23, 2003, RAM Re entered into a $50.0 million soft capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a floating put option fee. The counterparty is a trust established by Lehman Brothers Inc. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and following the procedures of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The option agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high-quality, short-term commercial paper investments. In each of the nine months ended September 30, 2006 and 2005, $0.4 million of put option fees have been paid and recorded in adjusted paid in capital on the balance sheet. As of September 30, 2006 the put option has not been exercised.
On March 26, 2004, the Company issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere. We were in compliance with all covenants at September 30, 2006. During the first nine months of 2006, RAM Re paid dividends to Holdings in the amount of $2.75 million, which was used to pay interest on the senior debt.
Investment Portfolio
At September 30, 2006, our investment portfolio consisted of $510.0 million of fixed income securities and $17.4 million of short-term investments. Our fixed income securities are designated as available for sale in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Short-term investments consist primarily of money market funds, U.S. domestic time deposits and discount notes. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by an outside professional asset management firm in accordance with specific investment policies approved by our board of directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices by either independent pricing services, or when such quoted prices are unavailable, by reference to broker quotes. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at September 30, 2006 is 4.03 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio is 5.36% and the book yield of the portfolio is 4.83% at September 30, 2006. At September 30, 2006, we had $297.9 million of our invested assets in trust accounts for the benefit of primary insurers (out of $527.0 million of total cash and investments). Under its reinsurance agreements with primary insurers, RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission.
Our finance personnel monitor the portfolio on a monthly basis for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” We have not recognized an impairment at either September 30, 2006 or at December 31, 2005. The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of September 30, 2006 and December 31, 2005 (note that the table includes only securities which are in an unrealized loss position):

	As of September 30, 2006		As of December 31, 2005
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
Length of Time in Continuous Unrealized Loss	Value	Losses	Value	Losses
Municipal securities
0-6 months	$—	$—	$2,984,172	$(20,828)
7-12 months	1,574,120	(30,880)	—	—
Greater than 12 months	1,368,920	(31,080)	—	—

	2,943,040	(61,960)	2,984,172	(20,828)
Corporate securities
0-6 months	—	—	30,385,636	(469,270)
7-12 months	9,430,109	(246,672)	11,483,400	(256,432)
Greater than 12 months	84,155,982	(3,304,157)	54,992,076	(2,242,756)

	93,586,091	(3,550,829)	96,861,112	(2,968,458)
U.S. Government obligations
0-6 months	—	—	25,990,160	(377,331)
7-12 months	28,433,915	(487,022)	—	—
Greater than 12 months	15,016,611	(507,412)	5,206,945	(153,077)

	43,450,526	(994,434)	31,197,105	(530,408)
Mortgage and asset-backed securities
0-6 months	14,368,402	(19,627)	80,431,938	(1,363,750)
7-12 months	28,002,111	(155,885)	46,438,556	(963,300)
Greater than 12 months	144,381,970	(3,886,747)	58,683,722	(1,450,953)

	186,752,483	(4,062,259)	185,554,216	(3,778,003)

Agencies
0-6 months	—	—	36,790,236	(453,247)
7-12 months	24,571,764	(231,327)	14,876,069	(198,452)
Greater than 12 months	37,808,597	(656,457)	23,895,900	(678,698)

	62,380,361	(887,784)	75,562,205	(1,330,397)

Total	$389,112,501	(9,557,266)	$392,158,810	$(8,628,094)

The differences between fair value and amortized cost are primarily the result of changes in interest rates after a fixed-income security is purchased. The investments held by the Company are considered to be available-for-sale but the Company has the ability and the intent to hold these investments until the security recovers its value, or to their contractual maturity. Unrealized gains and losses relating to investments are currently recorded in accumulated other comprehensive income in shareholders’ equity as the Company generally holds these investments to maturity. The unrealized gains and losses are expected to decrease as the investment approaches maturity and the Company expects to realize a value substantially equal to amortized cost.

The amortized cost and estimated fair value of investments in fixed income securities at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Fixed Income Securities	Cost	Value	Cost	Value
	($ in thousands)
Municipal securities	$11,719	$12,450	$11,728	$12,676
Corporate securities	117,228	115,435	117,945	117,103
U.S. Government securities	48,425	47,502	51,168	50,938
U.S. Agency	83,580	82,970	79,420	78,123
Mortgage and asset-backed securities	254,679	251,635	214,186	211,068

Total	$515,631	$509,992	$474,447	$469,908

The following table summarizes our investment portfolio by bond quality at fair value at September 30, 2006 and December 31, 2005:

	As of	As of
	September 30,	December 31,
	2006	2005
AAA or equivalent	73.9%	75.0%
AA	10.9%	12.0%
A	11.9%	12.0%
Other	—%	—%
Cash	3.3%	1.0%

Total	100.0%	100.0%

As of September 30, 2006 and December 31, 2005, our investment portfolio did not contain any securities that were not rated or rated below investment grade.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material changes in the Company’s market risk during the first nine months ended September 30, 2006. For additional information on market risk, refer to the Company’s S-1 filing “Management’s Discussion and Analysis of Financial Condition” under the heading “Risk Management”.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. RAM Holdings Ltd.’s management, with the participation of RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of RAM Holdings Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, all material information relating to the Company’s disclosure controls and procedures was received in a timely fashion and disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by RAM Holdings Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.
During the first nine months of 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the quarter, Ernst & Young were appointed by the board of directors as the Company’s internal auditors.
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
On October 23, 2006, The PMI Group, Inc. (PMI) announced the launch of PMI Guaranty Co. (PMIG), a double-A rated provider of credit enhancement for mortgages and other asset classes with an initial statutory capital position of $200 million. PMI owns approximately 24% of our voting shares and also holds a 42% ownership interest in Financial Guaranty Insurance Co. (FGIC), one of our customers. We understand that the large majority of business written by PMIG is expected to be mortgage-related, but it will also include a selective offering of financial guaranty reinsurance products, initially to FGIC, a customer of ours, and thereafter potentially to our other ‘AAA’ rated bond insurance customers. We understand that PMIG’s licenses enable it to offer financial guaranty reinsurance broadly and, therefore, it is possible that the overlap between our business and PMIG’s business could become significant in the future.
Other than the change in S&P’s outlook and the launch of PMIG, there have been no material changes to the risk factors from those disclosed in the S-1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None
Item 6. Exhibits.
See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

RAM Holdings Ltd.(Registrant)
Dated: November 8, 2006	By:	/s/ Richard Lutenski

Richard Lutenski
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation and Memorandum of Association of RAM Holdings Ltd. (incorporated by reference, to Exhibit 3.1 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

3.2	Amended and Restated Bye-Laws of RAM Holdings Ltd. (incorporated by reference to Exhibit 3.2 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

10.1	Amended and Restated Shareholders Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

10.2	Amalgamation Agreement between the Registrant and RAM Holdings II Ltd (incorporated by reference to Exhibit 10.2 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

10.3	Amended Employment Agreement, between the Registrant and Vernon M. Endo (incorporated by reference to Exhibit 10.3 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.4	Amended Employment Agreement, between the Registrant and Richard Lutenski (incorporated by reference to Exhibit 10.4 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.5	Amended Employment Agreement, between the Registrant and David K. Steel (incorporated by reference to Exhibit 10.5 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.6	Employment Agreement, as amended between the Registrant and Mary Ellen Pavlovsky (incorporated by reference to Exhibit 10.6 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.7	Employment Agreement, between the Registrant and James P. Gerry (incorporated by reference to Exhibit 10.7 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.8	Employment Agreement, between the Registrant and Victoria Guest (incorporated by reference to Exhibit 10.20 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.9	RAM Holdings Ltd. 2006 Equity Plan (incorporated by reference, to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-131763)).†

10.10	Form of RAM Holdings Ltd. Share Option Award Agreement for Employees (incorporated by reference to the Exhibit of the same number of the Registrant’s 10-Q for the quarter ended June 30, 2006). †

10.11	Form of RAM Holdings Ltd. Share Option Award Agreement for Non-Employee Directors (incorporated by reference to the Exhibit of the same number of the Registrant’s 10-Q for the quarter ended June 30, 2006). †

10.12	Form of RAM Holdings Ltd. Restricted Share Unit Award Agreement (incorporated by reference to the Exhibit of the same number of the Registrant’s 10-Q for the quarter ended June 30, 2006). †

10.13	Form of RAM Holdings Ltd. Restricted Share Unit Award Agreement [Annual Bonus Award] (incorporated by reference to the Exhibit of the same number of the Registrant’s 10-Q for the quarter ended June 30, 2006). †

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

†	Indicates management contract or compensatory plan.