Form 10-K
period 2006-12-31
RAM Holdings Ltd.
filed 2007-03-09
CIK 1352713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the fiscal year ended December 31, 2006

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the transition period from                     to

Commission file number
0001-352713

RAM HOLDINGS LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	N/A
(Jurisdiction of incorporation)	(I.R.S. employer identification no.)

RAM Re House	HM 12
46 Reid Street	(Zip code)
Hamilton Bermuda
(Address of principal executive offices)

(441) 296-6501

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.10 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐      No ☒

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

     Large Accelerated Filer ☐      Accelerated filer ☐     Non-accelerated filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

     The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2006 was $191,391,209 (based upon the closing price of the registrant’s shares on the NASDAQ Global Market on that date, which was $12.57) . For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the registrant were deemed to be Common Shares held by affiliates.

     As of March 5, 2007, 27,234,755 Common Shares, par value $0.10 per share were outstanding.

Documents Incorporated By Reference

Portions of RAM Holdings Ltd.’s Proxy Statement to be filed subsequent to the date hereof for its 2007 Annual Meeting of Stockholders scheduled to be held on May 3, 2007 are incorporated by reference into the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 14.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	5
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	36
Item 2.	Properties	36
Item 3.	Legal Proceedings	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	37
Item 6.	Selected Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 8.	Financial Statements and Supplementary Data	60
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure	80
Item 9A.	Controls and Procedures	80
Item 9B.	Other Information	80
PART III
Item 10.	Directors, Executive Officers and Corporate Goverance	81
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	81
Item 13.	Certain Relationships and Related Transactions, and Director Independence	82
Item 14.	Principal Accountant Fees and Services	82
PART IV
Item 15.	Exhibits, Financial Statement Schedules	83

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the insurance and reinsurance industries in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “should,” “could,” “may,” “will” and similar words or statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” above and the following:

  the loss of significant customers with whom we have a concentration of our reinsurance in force;

  projected market capacity (including with respect to existing and potential future market entrants);

  more severe losses or more frequent losses associated with our products;

  income taxes, including our ability to write reinsurance business through Bermuda or other similarly tax efficient jurisdictions;

  the timing of cash flows (including, principally, receipt of premium and timing of loss payments);

  developments in the world’s financial and capital markets that adversely affect the performance of our investments;

  a downgrade of the financial strength ratings of RAM Re by Standard & Poor’s or Moody’s;

  losses in our investment portfolio;

  losses on credit derivatives;

  changes in regulation or tax laws applicable to us, our subsidiaries or customers;

  decreased demand for our reinsurance products;

  our ability to identify, hire and retain qualified management and other personnel;

  the effects of mergers, acquisitions, amalgamations and divestitures;

  changes in accounting policies or practices; and

  changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this prospectus. We undertake no obligation publicly to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those we projected. Any forward-looking statements you read in this prospectus reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or to individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this prospectus which could cause actual results to differ before making an investment decision.

Part I

Item 1.                     Business

Our Company

          RAM Holdings Ltd. is a Bermuda-based holding company that provides, through its operating subsidiary, RAM Reinsurance Ltd., financial guaranty reinsurance for public finance and structured finance obligations that are insured by the seven monoline financial guaranty primary insurers, which we refer to as the “primaries”. Both RAM and RAM Re were incorporated in Bermuda in January 1998 and all of our operations and business are located and transacted in Bermuda. In this 10-K, references to “RAM,” the “Company,” “we,” “us” or “our” refer to RAM Holdings Ltd. and references to “RAM Re” refer solely to RAM Reinsurance Company Ltd.

          As a holding company, RAM does not independently generate cash flows and is dependent on dividends from RAM Re to pay principal and interest on its debt, to pay dividends on preference shares, and to meet any other obligations. Dividends from RAM Re are subject to regulatory restrictions as explained in “Regulation” below and in “Management’s Discussion and Analysis – Liquidity and Capital Resources” located in Part II, Item 7.

          Our corporate objective is to build shareholder value by increasing shareholders’ equity through stable and profitable earnings growth. Our business model is predicated on specialization, in that our financial resources are dedicated exclusively to the financial guaranty reinsurance business. We do not use our capital to compete with our customers in the primary market. Key factors supporting our business model include our participation as reinsurer in the well-established municipal bond and asset securitization markets, a focus on underwriting reinsurance that is believed to have a remote risk of loss, and obtaining a significant percentage of revenues from investments in investment grade, fixed income securities. The success of our business model is substantially dependent upon maintenance of strong financial strength ratings, which maximizes the value of our reinsurance products by providing our customers with a significant amount of capital credit from rating agencies.

Customers

          Our customers are the primary monoline financial guaranty insurers and in some cases, reinsurers, namely Ambac Assurance Corporation, or Ambac, Assured Guaranty Corp., or Assured Guaranty, CIFG IXIS Financial Guaranty North America, Inc., or CIFG, Financial Guaranty Insurance Company, or FGIC, Financial Security Assurance Inc., or FSA, MBIA Insurance Corporation, or MBIA, and XL Financial Assurance Ltd., or XLFA, the financial guaranty reinsurance subsidiary of Security Capital Assurance, Ltd., or SCA. Of the seven primaries, MBIA, FSA, FGIC and Ambac represent a majority of the financial guaranty industry’s capitalization and insurance in force. Each of the primaries is rated AAA by Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., which we refer to as “Standard & Poor’s” or “S&P,” and all but one of these insurers are also Aaa rated by Moody’s Investors Service, Inc., which we refer to as “Moody’s.” The primaries insure public finance and structured finance obligations covering both U.S. and non-U.S. exposures. Financial guaranty policies require the insurer, pursuant to an unconditional and irrevocable guarantee, to pay principal and interest as they become due under an insured obligation in the event of a default by the issuer. A financial guaranty insurance policy enhances the credit of an insured obligation or issue because, in addition to the issuer’s obligation to repay debt, the insurer stands ready to make payments if there is a default. Because financial guarantors are generally rated triple-A, insured obligations attain the benefit of that rating and this, in turn, usually results in lower financing costs for issuers as well as improved liquidity of insured debt.

          The primaries use reinsurance for a variety of reasons, including to increase their capacity to write business, assist in meeting applicable regulatory and rating agency requirements, in particular those applying to single risk and risk concentration limits, and for broader risk management purposes. The size and growth of the financial guaranty reinsurance market depends on the size of the primary insurance market and the percentage of aggregate risk that the primaries cede to the reinsurers. The ceded percentage can vary due to the availability of capacity from qualified reinsurers; risk retention limits imposed on primaries by regulatory, rating agency and other considerations; the amount of capital credit given to primaries by regulators and rating agencies as a result of ceded reinsurance; and the price and availability of substitute highly rated capital markets or credit facilities.

          Customers choose financial guaranty reinsurers based upon several factors, including overall financial strength, financial strength ratings by the major rating agencies, single risk capacity, and, to a lesser extent, level of service quality and whether or not the reinsurer competes with the primary company. RAM Re has earned insurance financial strength ratings of AAA by S&P and Aa3 by Moody’s. High financial strength ratings are a critical part of our business because these ratings increase the capital benefit that we provide to our customers and therefore the value of our reinsurance to them. A reduction in or loss of these ratings could have a material adverse effect on our ability to compete and, therefore, on our operations and financial results. See “Rating Agencies” section below for further information.

          In our initial public offering in May of 2006, we raised approximately $131 million of which $17 million went to the company and the remainder to the selling shareholders and we also raised an additional $75 million in our Series A Preference Shares offering in December 2006. We contributed substantially all of the proceeds of these offerings, net of expenses, to RAM Re to increase its capital and surplus in order to increase its underwriting capacity. See “Management's Discussion and Analysis – Liquidity and Capital Resources” for further information.

Reinsurance Agreements

          Reinsurance agreements are in two forms: “treaty” and “facultative”. Treaty reinsurance is an agreement pursuant to which the primary is required to cede, and the reinsurer is required to assume, identified risks or policies underwritten by the primary over a specified period of time, typically one year. Facultative reinsurance is the reinsurance of a part of one or more specific policies and is subject to separate negotiation for each such cession.

          Under our treaty and facultative reinsurance agreements, the primary cedes us a portion of its liability under a policy or policies it has issued in consideration of a portion of the related premium. We generally reinsure primaries on a “quota share”, or a pro rata basis, meaning we are ceded a proportionate share of premiums for the risk we assume. We pay a “ceding commission” to the primaries which is a portion of the premium ceded by the primary and is intended to compensate the primary for the costs of underwriting, administration and surveillance of the risks ceded. In the event of a loss, we pay our share of the loss upon receipt of notice from the primary insurer. If there is a dispute regarding our liability, the dispute is resolved following payment. This practice is generally different than other types of reinsurance, where the reinsurer pays its portion of the loss following its investigation and confirmation of its liability.

          During 2006, we had reinsurance treaties in place with three primary insurers, Ambac, FSA and MBIA, as well as with a reinsurer, XLFA, under which we assume a share of covered policies initially issued by XL Capital Assurance, or XLCA, the primary insurance affiliate of XLFA. Business ceded pursuant to reinsurance treaties constituted 85% of our gross premiums written in 2006, compared to 89% in 2005 and 96% in 2004.

Pricing

          We are dependent on the primaries’ pricing for the risks they underwrite. The primaries determine premium rates on the basis of the type of transaction and their assessment of the risk they are guaranteeing. Factors considered by the primaries in pricing include term to maturity, structure of the issue and credit and market elements such as security and credit enhancement features, as well as the interest rate spread between insured and uninsured obligations and the cost of generating and supporting insured business. Although we do not influence the initial pricing of business, we may negotiate and pay different ceding commissions such that our premiums net of ceding commission may vary as a percentage of gross assumed premiums by primary company or type of business.

Products

          RAM operates in a single reportable segment, reinsurance, in which we generate business in two primary product lines, public finance and structured finance. The public finance, or municipal, obligations that we reinsure include primary policies that cover tax-exempt and taxable indebtedness issued by public entities including states, counties, cities, utility districts and other political subdivisions, airports, higher education and hospital facilities, and similar obligations issued by private entities that finance projects serving a substantial public purpose. The structured finance and asset-backed obligations covered by policies that we reinsure include securities that are payable from or which are tied to the performance of a specified pool of assets, such as residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, equipment, aircraft and property leases. Within the structured finance product line of business we reinsure certain credit derivative transactions that are considered an extension of customary financial guaranty business. Both public finance and structured finance obligations are originated in the United States and internationally. During 2006, we reinsured public finance gross par of $3.8 billion and structured finance gross par of $4.5 billion.

Our gross written premiums by product line are set forth below:

	Twelve months ended December 31,
	2006	2005	2004
	Gross Written	Gross Written	Gross Written
	Premiums	Premiums	Premiums
	(Dollars in millions)
Public Finance	$48.6	$43.9	$45.2
Structured Finance	29.0	24.2	20.9
Total	$77.6	$68.1	$66.1

RAM Assumed Portfolio (Portfolio of Reinsured Exposure)

          At December 31, 2006, the net par amount outstanding on RAM’s assumed obligations (obligations reinsured, or assumed, by RAM) was $31.1 billion. Net reinsurance in force, which includes all debt service assumed, totaled $50.9 billion.

          As noted above, the primary financial guaranty policies that are reinsured by RAM generally guaranty the timely payment of amounts due on insured obligations in accordance with original payments schedules (unless the primary insurer consents to acceleration) in the event of default by the issuer. Our obligation is to indemnify a ceding company for a portion of any payments made on ceded policies in consideration of proportional premiums ceded for such policies. Thus, in most instances RAM would make claims payments to ceding companies only as originally scheduled payments on covered policies are made by the primary insurer following a default. However, RAM also reinsures insured credit derivative transactions which may require termination payments at the time of the default of an underlying reference obligation. Because the primaries write insurance on credit derivative transactions only for obligations with high levels of subordination and credit enhancement (for example, most of the credit derivative transactions that have been reinsured by RAM are rated triple-A before they are initially insured), we believe that our liquidity needs arising from potential payments related to credit derivative transactions exposure are modest.

          RAM’s portfolio of reinsured obligations is substantially similar to the aggregate profile of risks insured by the primaries and is diversified in terms of revenue source, type of assets insured, industry concentrations, type of bond and geographic area. At December 31, 2006, our reinsurance covered 10,957 policies outstanding. Approximately 93.0% of par outstanding under these policies was ceded by one of the four major primaries, Ambac, FGIC, FSA and MBIA. However, in recent years an increasing percentage of our new business is ceded to us by the three other AAA-rated monoline financial guarantors, Assured Guaranty, XLCA (via its reinsurance affiliate XLFA), and CIFG. For example, 21.9% of RAM’s $8.2 billion in total par written in 2006 was ceded by these three primaries compared to 4.3% in 2005.

          Within the public finance product line we reinsure municipal bonds that are typically supported by taxes, assessments, fees or tariffs related to use of projects, lease payments, or similar types of revenue streams. This product line also includes privately issued bonds used for financing public purpose projects, which are primarily located outside the U.S., and include toll roads, bridges, public transportation and other infrastructure projects. Although projects of these types are usually financed through issuance of tax-exempt bonds in the U.S., the absence of tax-advantaged financing in non-U.S. jurisdictions as well as other reasons has led to transfer of many public purpose projects to the private sector. In these cases, the private entities typically operate under a concession agreement with a sponsoring government agency which maintains a level of regulatory oversight and control over the project. In the U.S. public finance market, insurance premiums are paid up-front at the time a policy is issued and premiums are usually established as a percentage of the total principal and interest (debt service or exposure) that is scheduled to become due during the life of insured bonds. Premiums for international policies are based on a percentage of either principal or principal and interest insured and may be collected up-front at policy inception or periodically (e.g., monthly, quarterly, annually). RAM receives premiums on the same basis as they are collected by the ceding company.

          The structured finance obligations that we reinsure are generally secured by or payable from a specific pool of assets having an estimable future cash flow. These obligations are either undivided interests in the related assets or debt obligations collateralized by the related assets. Structured finance obligations are usually structured so that the insured obligations benefit from some form of credit enhancement to cover credit risks, such as over-collateralization, subordination, excess cash flow or first loss protection. Structured finance transactions are usually structured to insulate investors from the bankruptcy or insolvency of the entity that originated the underlying assets, as well as from the bankruptcy or insolvency of the transaction servicer (the entity which is responsible for collecting cash flows from the asset pool), and to minimize the likelihood of bankruptcy or insolvency of the issuer of the obligation. Premiums for structured finance policies are usually based on a percentage of insured principal and are typically collected periodically from the cash flow generated by underlying assets but in some instances can be collected in a single payment at policy inception.

          A profile of our business is provided in the tables below:

The following table sets forth our in-force portfolio net par outstanding as of each of the years indicated, by product line and bond type for transactions issued both in the United States and internationally.

	Net Par Outstanding of RAM Re (1)
(dollars in millions)	As of December 31,
	2006		2005		2004
	Volume	%	Volume	%	Volume	%
US Public Finance
General Obligation and Lease	$5,692	18.3%	$5,282	19.5%	$4,738	21.4%
Tax Backed	2,318	7.4%	1,984	7.3%	1,482	6.7%
Transportation	2,478	8.0%	2,399	8.9%	2,096	9.5%
Healthcare	2,203	7.1%	1,824	6.7%	1,510	6.8%
Utility	2,888	9.3%	2,649	9.8%	2,486	11.2%
Investor Owned Utilities	570	1.8%	525	1.9%	441	2.0%
Higher Education	384	1.2%	328	1.2%	232	1.0%
Housing	359	1.2%	337	1.2%	254	1.1%
Other	145	0.5%	83	0.3%	104	0.5%

Total Public Finance	$17,037	54.7%	$15,412	57.0%	$13,342	60.2%

US Structured Finance
Commercial ABS(2)	$4,700	15.1%	$3,144	11.6%	$1,867	8.4%
Home Equity	1,373	4.4%	1,590	5.9%	1,047	4.7%
Autos	545	1.8%	626	2.3%	449	2.0%
Mortgage Backed Securities	317	1.0%	429	1.6%	684	3.1%
Banks and Other Corporate	127	0.4%	103	0.4%	89	0.4%
Other Consumer ABS	358	1.2%	481	1.8%	531	2.4%
Total Structured Finance	$7,420	23.8%	$6,374	23.6%	$4,667	21.1%

International
Asset Backed	$3,438	11.0%	$3,268	12.1%	$2,533	11.4%
Public Finance	2,226	7.2%	1,472	5.4%	1,379	6.2%
Investor Owned Utilities and
Other	998	3.2%	529	2.0%	233	1.1%
Total International	$6,662	21.4%	$5,269	19.5%	$4,144	18.7%

Total	$31,119	100.0%	$27,054	100.0%	$22,154	100.0%

(1) All par outstanding in this table is reported with a one-quarter lag. Due to rounding, the numbers may not add up to the totals.
(2) Asset backed securities (“ABS”).

The following table sets forth the net par amount of our reinsurance business written, for each of the years indicated, by product line and bond type for transactions issued both in the United States and internationally.

(dollars in millions)	Net Par Written of RAM Re
	For the Year Ended December 31,
	2006		2005		2004
	Volume	%	Volume	%	Volume	%
US Public Finance
General Obligation and Lease	$873	10.6%	$1,231	14.7%	$1,663	20.6%
Tax backed	462	5.6%	669	8.0%	389	4.8%
Transportation	208	2.5%	409	4.9%	201	2.5%
Healthcare	446	5.4%	402	4.8%	334	4.1%
Utility	387	4.7%	309	3.7%	410	5.1%
Investor Owned Utilities	62	0.7%	139	1.6%	21	0.3%
Higher Education	80	1.0%	116	1.4%	67	0.8%
Housing	41	0.5%	122	1.5%	38	0.5%
Other	63	0.8%	5	0.1%	21	0.3%
Total US Public Finance	$2,621	31.8%	$3,403	40.5%	$3,144	39.0%

US Structured Finance
Commercial ABS	$2,304	27.9%	$1,573	18.7%	$1,082	13.4%
Home Equity	672	8.1%	828	9.9%	1,366	16.9%
Autos	299	3.6%	508	6.0%	272	3.4%
Mortgage Backed Securities	126	1.5%	212	2.5%	536	6.6%
Banks and Other Corporate	50	0.6%	40	0.5%	34	0.4%
Other Consumer ABS	55	0.7%	11	0.1%	99	1.2%
Total US Structured Finance	$3,506	42.5%	$3,173	37.8%	$3,388	42.0%

International
Asset Backed	$986	12.0%	$1,323	15.7%	$1,023	12.7%
Public Finance	690	8.4%	347	4.1%	415	5.1%
Investor Owned Utilities and Other	443	5.4%	156	1.9%	91	1.1%
Total International	$2,119	25.7%	$1,826	21.7%	$1,529	19.0%
Total	$8,246	100.0%	$8,401	100.0%	$8,061	100.0%

The following table sets forth our in force portfolio by percent of net par outstanding as of the years indicated by underlying rating assigned by RAM Re.

	RAM Re Percent of Net Par
	Outstanding(1)
	As of December 31,
RAM Re Rating	2006	2005	2004
AAA	18.6%	17.4%	14.4%
AA	25.5%	26.0%	24.2%
A	33.4%	34.8%	40.1%
BBB	21.8%	20.6%	19.7%
Below Investment Grade	0.8%	1.2%	1.5%
Total Percent of Net Par	100.0%	100.0%	100.0%

(1) Due to rounding, the percentages in the table above may not add up to the totals.

The following table sets forth our in force portfolio net par outstanding as of the years indicated by geographic distribution.

(dollars in millions)
	Net Par Outstanding of RAM Re
	As of December 31,
	2006		2005		2004
	Volume	%	Volume	%	Volume	%
United States
California	$2,300	7.4%	$1,985	7.3%	$1,767	8.0%
New York	1,841	5.9%	1,565	5.8%	1,280	5.8%
Florida	1,345	4.3%	1,102	4.1%	1,008	4.5%
Texas	1,068	3.4%	988	3.7%	936	4.2%
Illinois	1,040	3.3%	974	3.6%	803	3.6%
Washington	692	2.2%	640	2.4%	500	2.3%
Michigan	655	2.1%	598	2.2%	340	1.5%
Pennsylvania	620	2.0%	603	2.2%	577	2.6%
Massachusetts	616	2.0%	587	2.2%	365	1.6%
New Jersey	591	1.9%	565	2.1%	531	2.4%
Other States	6,255	20.1%	5,400	20.0%	4,843	21.9%

Multi-State	7,434	23.9%	6,778	25.1%	5,060	22.8%
US Sub-total	$24,456	78.6%	$21,785	80.5%	$18,010	81.3%

International
United Kingdom	$2,098	6.7%	$1,468	5.4%	$1,286	5.8%
Australia	625	2.0%	439	1.6%	320	1.4%
Germany	432	1.4%	457	1.7%	352	1.6%
Italy	416	1.3%	180	0.7%	162	0.7%
Canada	181	0.6%	158	0.6%	105	0.5%
France	117	0.4%	87	0.3%	49	0.2%
Chile	114	0.4%	104	0.4%	63	0.3%
Turkey	110	0.4%	119	0.4%	73	0.3%
Japan	104	0.3%	32	0.1%	35	0.2%
Korea	103	0.3%	154	0.6%	47	0.2%

Other Countries	416	1.3%	347	1.3%	326	1.5%
Multinational	1,945	6.3%	1,727	6.4%	1,326	6.0%
Int. Sub-total	$6,662	21.4%	$5,269	19.5%	$4,144	18.7%
Total Par	$31,119	100.0%	$27,054	100.0%	$22,154	100.0%

The following table sets forth our ten largest obligor exposures for each of our product lines as of December 31, 2006 by net par outstanding. The table also indicates the country domicile of the transaction and the RAM Re rating assigned to the obligor.

	(dollars in millions)	RAM Re Net Par Outstanding
		as of December 31, 2006
	Top 10 Largest Public Finance Exposures:	Country	NPO	RAM Re Rating[1]
1	New York City, NY	US	$220	A+
2	California (State of) - GO/Appropriation	US	215	A+
3	New Jersey (State of) GO/Appropriation	US	209	AA-
4	New York State Thruway Auth, NY - Gasoline Tax	US	200	AA-
	Statewide
5	Washington (State of) - GO/Appropriation	US	195	AA
6	Citizens Property Insurance Corporation, FL	US	188	A-
7	Chicago, IL	US	175	A
8	Detroit (City of), MI GO	US	175	BBB-
9	Massachusetts (State of) - GO Appropriation	US	160	AA-
10	Dallas-Fort Worth International Airport	US	140	A
	Total		$1,880

	Top 10 Largest Structured Finance Exposures:	Country	NPO	RAM Re Rating[1]
1	Super Senior Synthetic Static CDO of Investment Grade CMBS	US	$125	AAA
2	Super Senior Synthetic CDO of Investment Grade Corporates	MULTI	120	AAA
3	Hertz Vehicle Financing LLC	US	120	BBB
4	ARG Funding Corp 2005-1 (Vanguard Car Rental)	US	119	BBB
5	Pooled Actuarial Insurance Policy Securitization -	US	113	BBB
	Reg XXX
6	Pooled Actuarial Insurance Policy Securitization -	US	108	AA
	Reg XXX
7	Senior Synthetic CLO	US	106	AA
8	Super Senior Synthetic CDO of Investment Grade Corporates	MULTI	105	AAA
9	Super Senior Synthetic Static Emerging Market	MULTI	103	AAA
	Sovereign CDO
10	Super Senior Semi-Synthetic Managed Investment Grade CDO	MULTI	101	AAA
	Total		$1,120

(1)	Rating assigned by RAM Re, which takes into consideration ratings assigned by the primaries and the rating agencies.

Underwriting and Risk Management

          RAM maintains various processes and controls intended to develop an acceptable portfolio of risks and to monitor and manage credit risk, including formal underwriting guidelines that are administered by a Credit Committee, composed of senior management, and reviewed and approved by the Risk Management Committee of the board of directors. These guidelines establish, amongst other things, exposure limits and underwriting criteria for sectors, countries, single risks and servicers.

          The policies that we reinsure are underwritten to a remote-loss standard, which means that at the time a policy on any particular transaction is issued (and when we reinsure it), no losses are expected for the entire term of the policy. Prior to assuming reinsurance exposures from any new primary insurer, we will review the operations of the primary insurer to determine adherence by the primary to a remote-loss underwriting standard. In addition to our own views on the quality of the risks we assume, such investment grade quality standard is independently established by Moody’s and Standard & Poor’s for substantially all of the transactions reinsured. In limited instances, the investment grade standard may only be available from one of these two rating agencies or, if the primary insurer deems the credit to be of high investment grade, from neither rating agency.

          Our underwriting guidelines are based on those aspects of credit quality that we deem important for the category of bond being considered for reinsurance. In addition, our underwriting guidelines take into consideration primary insurer and rating agency criteria established for the category. Such guidelines are updated periodically as appropriate to reflect changes in risk profiles, additional knowledge obtained and changes in the structure of the transactions being reinsured. Our underwriting is performed by a team of experienced analysts and all treaties and facultative transactions and changes to our underwriting guidelines are approved by a Credit Committee comprised of our senior officers. In addition, all changes to our underwriting guidelines and treaties are approved by our Risk Management Committee of the board of directors and the board of directors.

          Underwriting guidelines for public finance exposure consider such risk factors as the credit quality of the issuer, the type of issue, repayment source, the maturity of an issue, the financial strength and stability of the issuer, and various legal and structural features that bear on obligation to repay debt and sources of repayment. For structured finance obligations, underwriting considerations include the amount and quality of assets underlying an issue, historical performance of the asset class, over-collateralization or other credit enhancement, servicer performance risk, and legal structure. In addition to factors such as those above, international transactions involve assessment of sovereign risk, political risk and the laws affecting the underlying assets that support structured finance obligations.

          We consider all types of investment grade public finance and structured finance securities for reinsurance, as well as limited types of corporate obligations (primarily obligations of secured investor-owned utilities and short-term bank deposits). We concentrate on selecting those credit sectors and obligations that we believe are fundamentally sound and that provide the most potential for profitability from within the total pool of available obligations in compliance with our underwriting and pricing guidelines, rather than limiting reinsurance activity to specific types of obligations. We seek to avoid any substantial concentration of exposure by specific type of bond, geographic area, issuer or maturity. As an essential element of our business we focus on those primary insurers which, in our opinion, adhere to stringent underwriting guidelines and which, with one exception, are rated “AAA” and “Aaa” by Standard & Poor’s and Moody’s, respectively.

          We seek to limit our exposures to single risks, which generally means obligations of an issuer that are payable from the same revenue stream or are secured by a common pool of assets, based upon an evaluation of the relative level of risk present in the particular reinsured transaction. Our single risk guidelines therefore apply to the type of transaction being ceded as well as to a transaction’s uninsured rating.

          We base our single risk guidelines for public finance transactions on Standard & Poor’s limits, with the highest limits for the lowest risk product lines, such as general obligation bonds and water and sewer transactions. To manage our exposure to risks in large public finance transactions, we maintained a retrocessional facility with a reinsurer under which we are able to cede certain public finance risks that exceed our internal single risk limits subject to limits by risk categories. This retrocessional agreement does not relieve RAM Re from its obligation to a reinsured. During 2006, we retroceded $2.1 million of premium under this agreement. RAM Re did not retrocede premiums in any year prior to 2006.

          For structured finance transactions our single risk guidelines are based upon the Standard & Poor’s capital charge and credit gap methodology, with such capital charges and related credit gaps being further adjusted for bond sector and underlying transaction rating. Our application of that methodology for structured finance transactions, however, typically results in our having retentions that are significantly below the amounts that the Standard & Poor’s methodology would allow without adjustment. In addition to limiting single risks for structured finance transactions, we also seek to limit our aggregate risk to particular originators/servicers. We do this by aggregating our total exposure to originators/servicers and discounting this aggregate exposure by an assumed correlation factor. The result of this calculation is then compared to an aggregate originator/servicer risk limit that is sensitive to the ceded transactions’ underlying ratings.

          The substantial majority of our business is ceded pursuant to reinsurance treaties under which we commit to reinsure specified business from a ceding company for a period of time, usually a one-year period. Although we have the ability to exclude certain categories of risk from a treaty, and even certain issues or issuers, we have limited ability to control the individual risk ceded pursuant to the terms of a treaty. In recognition of this, before we enter into a treaty and periodically thereafter we conduct substantial due diligence on a primary. This includes review and assessment of the quality of a primary’s insured portfolio, including ratings, diversification, loss experience, and watch lists; meetings with senior underwriting management to review practices and controls; review of pricing, capital charges, risk levels, ratings, product line and geographic location of the obligations; and a review of financial strength and profitability. We actively monitor ceded exposures to assess ceded risk and conduct periodic underwriting and surveillance reviews of ceding companies to assure that these meet our expectations and we may seek adjustments to treaties at the time of renewal in response to our assessment of ceded business.

          We also reinsure facultative transactions with each of the primaries and, on occasion, with other financial guaranty reinsurance companies. Similar to our general practice with respect to our treaty reinsurance business, our facultative transactions are assumed by us on a proportional or quota share basis under which our customers retain a portion of the risk. Unlike treaty reinsurance, however, each facultative transaction is individually evaluated. The nature and extent of that evaluation depends upon the transaction’s product line, size, underlying credit ratings and whether or not it is a repeat transaction that has been reviewed in the past. In all instances, the primary insurer will have provided us with its own internal underwriting report that assesses the creditworthiness of the transaction, provides pricing and capital charge information and proposes any recommendations regarding changes in the transaction terms that the primary insurer is seeking prior to offering to insure it. For more complex transactions the underlying transaction documents, feasibility studies, database search results and rating agency reports are also provided as applicable. In addition to evaluating the particular transaction for creditworthiness and appropriate pricing, we also evaluate the extent to which participating in a particular facultative transaction will assist in attaining our diversification objectives. On occasion, otherwise acceptable transactions are not reinsured because they would be detrimental to those diversification objectives.

Surveillance Process and Watch List

          Our underwriters and risk management staff perform periodic reviews of our reinsured portfolio in order to ensure continued compliance with our general risk diversification guidelines, which include, for example, limits on bond sector, originator/servicer and geographic concentrations. In addition, during these reviews our portfolio profile is also compared to those of our competitors and to the ceding primary companies to verify that our underwriting standards are effectively maintaining the credit quality of our portfolio compared to the industry as a whole. Surveillance reviews are also used to identify trends or issues in particular industries or sectors that may serve to alter or limit our reinsurance activities in those sectors.

          In terms of reviews on individual transactions, we rely heavily upon the substantial surveillance activities of the primary insurers, and supplement these reviews with rating agency and general market information. Each of the primary insurers maintains a “watch list” for credits that have been identified as requiring greater than the usual level of ongoing scrutiny and/or intervention. The primary insurer is required to notify us when any transaction it has reinsured has been placed on such a watch list.

          We maintain a watch list and the purpose of our watch list is to identify those transactions requiring increased monitoring. Transactions on our watch list are divided into four categories generally based upon the following definitions. Category 1 includes transactions for which performance of the issue or that of an issuance participant is sufficiently below expectations that increased monitoring is required; however, the risk of loss remains remote. Category 2 transactions include those for which performance of an issue or that of an issuance participant is sufficiently below expectations that increased monitoring is required and remedial intervention by the primary insurer is either planned or already in progress. If performance has deteriorated to the point where concerns about the issuer’s continued ability to meet debt service requirements on a timely basis are substantial, such transaction would be classified as a Category 3 transaction. Category 4 transactions include those for which claims or loss adjustment expense payments are likely. Designation of a transaction as Category 4 generally coincides with the establishment of a case basis loss reserve.

As of December 31, 2006, our watch list consisted of 110 credits, comprising aggregate par amount outstanding of $580.0 million. The par amount of the credits in each category is shown in the table below:

(dollars in millions)	Net Par Outstanding of RAM Re
	As of December 31,
	2006		2005		2004
	Volume	%	Volume	%	Volume	%
Public Finance & Investor Owned Utilities
Category 1	$138.1	14.3%	$27.2	7.8%	$9.2	2.3%
Category 2	41.9	7.2%	45.9	13.2%	30.7	7.7%
Category 3	20.9	13.1%	8.3	2.4%	2.8	0.7%
Category 4	15.0	2.6%	15.0	4.3%	0.0	0.0%
Total Public Finance	$215.8	37.2%	$96.4	27.6%	$42.7	10.7%

Structured Finance & Non-Investor Owned Utilities Corp
Category 1	$295.3	50.9%	$64.8	18.6%	$160.2	40.2%
Category 2	15.9	2.7%	81.1	23.3%	94.0	23.6%
Category 3	31.8	5.5%	42.4	12.2%	59.5	14.9%
Category 4	21.2	3.6%	64.1	18.4%	41.7	10.5%
Total Structured Finance	$364.2	62.8%	$252.4	72.4%	$355.4	89.3%

Total	$580.0	100.0%	$348.8	100.0%	$398.1	100.0%

Total as a % of Total Portfolio Net Par	1.86%		1.29%		1.80%

Most of our Category 4 transactions as of December 31, 2006 were related to ABS transactions. Historical loss experience in the financial guaranty industry on ABS transactions indicates that losses on ABS transactions are typically low relative to the net par outstanding at the time of loss recognition. Each of the transactions in Category 4 has been examined individually to determine the likelihood, timing and severity of expected losses. Although there can be no assurance that actual experience will not vary from our loss expectation, our existing case reserves represent our best estimate of likely future losses on our Category 4 transactions, with such estimates updated quarterly. All of our current Category 4 transactions include losses that are estimable.

Loss Reserves

          Our liability for losses and loss adjustment expenses consists of case basis reserves and an unallocated reserve.

          Case basis reserves are established based on primary insurer reports and internal review and evaluation of obligations that either have already defaulted or have a high probability of default. Case basis reserves are established based on the present value of the expected ultimate losses and loss adjustment expense that we expect to pay less estimated recoveries. Our current case basis reserves consist of the estimated losses on our Category 4 transactions. We maintain an unallocated reserve based on the unallocated reserve amounts established by primary insurers for their portfolios and the relative size and credit risk of our in-force portfolio, taking into account the rating agencies’ views of credit quality, as well as management judgment (see “Management’s Discussion and Analysis – Critical Accounting Policies — Loss and Loss Expense Reserves” located in Part II, Item 7).

          Problem credits are identified initially by the primary insurers at least on a quarterly basis. Our risk management staff uses this input to identify and assess the status of individual credits. Quarterly, a Management Committee comprised of our senior officers formally reviews case and unallocated reserves. The committee establishes reserves that it believes are adequate to cover the ultimate liability for losses and loss adjustment expenses. These reserves are necessarily based on estimates and may vary materially from actual results. Adjustments based on actual loss experience will be recorded in the periods in which they become known.

          As of December 31, 2006, our losses and loss expense reserves were $14.5 million compared to total reserves of $16.6 million at December 31, 2005 and $15.5 million as of December 31, 2004. The following table sets forth the balances for the previous three years of losses and loss expense reserves, including case basis reserves and unallocated reserves:

	As of December 31,
Loss Reserves	2006	2005	2004
	(Dollars in thousands)
Case Reserves	$3,010	$6,257	$5,149
Unallocated Loss Reserves	11,496	10,338	10,343
Total	$14,506	$16,595	$15,492

Rating Agencies

          RAM Re has been assigned a “AAA” (Extremely Strong) rating from Standard & Poor’s and a “Aa3” (Excellent) rating from Moody’s. Moody’s rating outlook is “stable” while in July of 2006 S&P revised its outlook for the rating from “stable” to “negative”, commenting that the revision “reflects the below-average earnings and ROE earned by the company over the past several years, coupled with concern regarding the level and pace of improvement in the near to intermediate future.” We do not believe that the change in outlook by S&P has had or will have an adverse impact on our business, although an actual reduction in or loss of rating would have a material adverse affect on our ability to compete, on the terms of our reinsurance and on our financial results.

          The major rating agencies have developed and published rating guidelines for rating financial guaranty reinsurers. The financial strength ratings assigned by the rating agencies are based upon factors and criteria include consideration of the sufficiency of our capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), our overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development and investment operations.

          In assessing capital adequacy of the primaries, the rating agencies will grant credit against a primary insurer’s capital requirements and single risk limits for insurance ceded to a reinsurer in an amount that is a function of the financial strength rating of the reinsurer. The rating agencies currently allow the greatest credit to a primary insurer’s capital requirements and single risk limits for reinsurance ceded to a monoline reinsurer with a financial strength rating of “AAA.” We have a financial strength rating of “AAA” from Standard & Poor’s. For example, Standard & Poor’s has established the following reinsurance credit for business ceded to a monoline reinsurer:

	Monoline Reinsurer Rating
Primary Insurer Rating	AAA	AA	A	BBB
AAAA	100%	70%	50%	no credit
AAA	100%	75%	70%	50%
AA	100%	80%	75%	70%

Investments

          Our investment portfolio is an important factor in ensuring our financial strength and stability while providing long term predictable growth and income. Our investment objectives include preservation of principal, maintaining a high quality, liquid investment portfolio within a prescribed duration range, and achieving stable net investment income. As of December 31, 2006, the duration of our portfolio is 4.08 years and the weighted portfolio credit quality is an “AA+” rating by S&P.

          Our invested assets are managed by the professional asset management firm, MBIA Capital, a wholly-owned subsidiary of one of our customers. Investment decisions are constrained and guided by investment policy and guidelines developed by RAM Re and adopted by our board of directors. Our investment portfolio consists of fixed maturities and short-term investments. The portfolio is reported at fair value based upon quoted market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications.

The following table summarizes our investment portfolio by security type:

	As of December 31, 2006

Fixed Income Securities	Book Yield	Amortized Cost	Fair Value

Agencies	4.48%	$86,144,714	$85,555,101
U.S. government obligations	4.54	70,410,817	69,306,103
Corporate debt securities	4.55	126,084,465	124,483,282
Municipal securities	7.07	11,719,818	12,376,137
Mortgage and asset-backed securities	5.19	279,767,252	276,909,799

Total	4.93%	$574,127,066	$568,630,422

The following table summarizes our investment portfolio by ratings:

As of
December 31,
Rating Profile(1)	2006

AAA(2)	74.0%
AA	14.0
A	11.0
Cash	1.0

Total	100.0%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s ratings are used.

(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 27.2% of the investment portfolio as of December 31, 2006.

The following table summarizes our investment portfolio by maturity category:
	As of December 31, 2006

Fixed Income Securities	Amortized Cost	Fair Value
Less than one year	$40,314,667	$40,252,192
Due after one year through five years	136,287,385	134,041,476
Due after five years through ten years	104,067,468	102,013,827
Due after ten years	293,457,546	292,322,927

Total	$574,127,066	$568,630,422

Competition in the Financial Guaranty Reinsurance Market

          Primary financial guaranty companies choose reinsurance providers based upon several factors, including overall financial strength, financial strength ratings by the major rating agencies, single risk capacity, and, to a lesser extent, level of service quality and whether or not the reinsurer competes with the primary company. We are currently among the smallest of the financial guaranty reinsurers as measured by equity capital, but are the only independent “AAA”-rated financial guaranty insurance company with dedicated capacity that does business only with third parties.

          Our major competitors include Assured Guaranty Re, XLFA, Channel Reinsurance Ltd., BluePoint Re Limited, and Radian Asset Assurance Inc, while several multiline insurance companies continue to offer financial guaranty reinsurance capacity as well. We also compete directly and indirectly with certain credit derivative transactions and other alternative transaction structures that may be a more attractive alternative to traditional financial guaranty reinsurance. In addition, issuers may choose to divide large transactions among several primary insurers reducing or eliminating the need for reinsurance. Primary insurers may also choose to reinsure transactions with other primary insurers directly also reducing or eliminating the need for reinsurance.

Regulation in Bermuda

          As a holding company, we are not subject to Bermuda insurance regulations. The Bermuda Insurance Act, which regulates the insurance business of RAM Re, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the Bermuda Monetary Authority, or BMA. Under the Bermuda Insurance Act insurance business includes reinsurance. The BMA, in deciding whether to grant registration, has broad discretion to act as it believes is in the public interest. The BMA is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose at any time.

          An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions, and subcommittees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

          The Bermuda Insurance Act imposes on Bermuda insurance companies’ solvency and liquidity standards, as well as auditing and reporting requirements. The day-to-day supervision of insurers is the responsibility of the BMA. The Bermuda Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below:

          Classification of Insurers. The Bermuda Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation and Class 3 insurers subject to the next strictest regulation. RAM Re is registered as a Class 3 insurer and is regulated as such under the Bermuda Insurance Act.

          Cancellation of Insurer’s Registration. The BMA, on certain grounds specified in the Bermuda Insurance Act, may cancel an insurer’s registration. Failure of the insurer to comply with its obligations under the Bermuda Insurance Act or, if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles, would be such grounds.

          Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Insurance Act, the principal office of RAM Re is at RAM Re House, 46 Reid Street, Hamilton HM12 Bermuda, and Vernon Endo is the principal representative of RAM Re. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such unless 30 days’ notice in writing to the BMA is given of the intention to do so. A principal representative shall forthwith notify the BMA, in such a manner as it may direct, (a) on his reaching a view that there is a likelihood of the insurer for which he acts becoming insolvent; (b) on its coming to his knowledge, or his having reason to believe, that an event to which the applicable section of the Bermuda Insurance Act applies has occurred. Within 14 days of such notification, the principal representative shall furnish the BMA with a report in writing setting out all the particulars of the case that are available to him. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio, or the insurer’s ceasing to carry on insurance business in or from within Bermuda.

          Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer. RAM Re’s statutory financial statements, as a Class 3 insurer, must be filed annually with the BMA. The independent auditor of the insurer must be approved by the BMA and may be the same person or firm that audits the insurer’s financial statements under generally accepted accounting principles and reports for presentation to its shareholders. Our independent auditor is PricewaterhouseCoopers (Bermuda).

          Loss Reserve Specialist. As a Class 3 insurer, RAM Re is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist will normally be a qualified casualty actuary and must be approved by the BMA. Simon Lambert FIA, MAAA is RAM Re’s loss reserve specialist and an employee of PricewaterhouseCoopers (Bermuda).

          Annual Statutory Financial Statements. An insurer must prepare annual statutory financial statements. The Bermuda Insurance Act prescribes rules for the preparation and substance of such statutory financial statements, which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus and notes thereto. The insurer is required to give detailed information and analysis regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Bermuda Companies Act, which may be prepared in accordance with U.S. GAAP. As a general business insurer, RAM Re is required to submit the annual statutory financial statements as part of its annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA or the Registrar of Companies of Bermuda.

          Annual Statutory Financial Return. RAM Re, as a Class 3 insurer, is required to file with the BMA a statutory financial return no later than four months after its financial year-end, unless specifically extended. The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a general business solvency certificate, the statutory financial statements themselves and the opinion of the loss reserve specialist. The solvency certificate must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer’s accounts have been audited for any purpose other than compliance with the Bermuda Insurance Act, a statement to that effect must be filed with the statutory financial return.

          Minimum Solvency Margin and Restrictions on Dividends and Distributions. Under the Bermuda Insurance Act, the value of the general business assets of a Class 3 insurer, such as RAM Re, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin, or the general business solvency margin. As a Class 3 insurer: (1) RAM Re is required to maintain the general business solvency margin being a minimum solvency margin equal to the greatest of: (A) $1,000,000; (B) 20% of net written premiums up to $6,000,000 plus 15% of net written premiums over $6,000,000; or (C) 15% of loss and other insurance reserves; (2) at any time RAM Re fails to meet its general business solvency margin it must, within 30 days after becoming aware of that failure or having reason to believe that such failure has occurred, file with the BMA a written report containing particulars of the circumstances leading to the failure and of the manner and time within which the insurer intends to rectify the failure; (3) RAM Re is prohibited from declaring or paying any dividends at any time it is in breach of its general business solvency margin or the required minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio; (4) if RAM Re has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, RAM Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year; and (5) RAM Re is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements. Total statutory capital includes paid-up share capital, and redemption or repurchase of shares will be a reduction in total statutory capital. Additionally, under the Bermuda Companies Act, the Company and RAM Re may only declare or pay a dividend if the Company or RAM Re, as the case may be, has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

          Minimum Liquidity Ratio. The Bermuda Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business (as is the case for RAM Re) is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, and reinsurance balances receivable. There are certain categories of assets, which, unless specifically permitted by the BMA, do not qualify as relevant assets, such as, unquoted equity securities, investments in and advances to affiliates, and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

          Supervision, Investigation and Intervention. The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or potential policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Bermuda Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Bermuda Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person, (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50 percent or more of the shares or is entitled to exercise, or control the exercise, of more than 50 percent of the voting power at a general meeting. If it appears to the BMA that there is a risk of an insurer becoming insolvent, or that the insurer is in breach of the Bermuda Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (i) not to effect further contracts of insurance, or any contract of insurance of a specified description; (ii) to limit the aggregate of the premiums to be written by it during a specified period beginning not earlier than 28 days after the direction is given; (iii) not to vary any contract of insurance in force when the direction is given, if the effect of the variation would be to increase the liabilities of the insurer; (iv) not to make any investment of a specified class; (v) before the expiration of a specified period (or such longer period as the BMA may allow) to realize any existing investment of a specified class; (vi) not to declare or pay any dividends or any other distributions, or to restrict the making of such payments to such extent as the BMA thinks fit; (vii) not to enter into any specified transaction with any specified person or persons of a specified class; (viii) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit; and (ix) to obtain the opinion of a loss reserve specialist with respect to general business, or an actuarial opinion with respect to long-term business, and to submit it to the BMA within a specified time. The BMA intends to meet with each Class 3 insurance company on a voluntary basis, every two years.

          Disclosure of Information. In addition to powers under the Bermuda Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer or certain other persons to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda, subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether to cooperate is in the public interest. The grounds for disclosure are limited and the Bermuda Insurance Act provides sanctions for breach of the statutory duty of confidentiality. Under the Bermuda Companies Act, the Bermuda Minister of Finance has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Bermuda Minister’s of Finance powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Bermuda Minister of Finance must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Bermuda Minister of Finance must consider, among other things, whether it is in the public interest to give the information sought.

          Bermuda Guidance Notes The BMA has issued Guidance Notes, on the application of the Bermuda Insurance Act, in respect of the duties, requirements and standards to be complied with by persons registered under the Bermuda Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. In March 2005, the BMA issued the Guidance Notes through its web site at www.bma.bm , which provides guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers. The BMA has stated that the Guidance Notes should be understood as reflecting the minimum standard that the BMA expects insurers such as RAM Re and other relevant parties to observe at all times.

          Controller Notification Each shareholder or prospective shareholder will be responsible for notifying the BMA in writing within 45 days of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of the Company and ultimately RAM Re. The BMA may serve a notice of objection on any controller of RAM Re if it appears to the BMA that the person is no longer fit and proper to be such a controller. RAM Re will be responsible for giving written notice to the BMA of the fact that any person has become or ceases to be 10%, 20%, 33% or 50% controller of RAM Re. The Notice has to be given within 45 days of becoming aware of the relevant facts.

          Certain Other Bermuda Law Considerations. We must comply with the provisions of the Bermuda Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Although we are incorporated in Bermuda, we are classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, we may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to United States residents who are holders of its ordinary shares.

          We have been incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except as may be required for their business and held by way of lease or tenancy for terms of not more than 50 years) without the express authorization of the Bermuda legislature, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of BD$50,000 without the consent of the Bermuda Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Finance. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Finance, to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda. RAM Re does not have such a special license.

          Exempted companies, such as RAM Re, must comply with Bermuda resident representation provisions under the Bermuda Companies Act. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, or holders of a permanent resident’s certificate, or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or extended upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian, or holder of a permanent resident’s certificate, or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. The current policy of the Bermuda government is to place a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. There are employee protection laws and social security laws in Bermuda that apply to our employees based in Bermuda.

Regulation Outside Bermuda

          RAM Re is registered as an insurer in Bermuda and permitted to write reinsurance. We are not permitted to conduct business in any jurisdiction in the United States, or in any other country.

          The insurance laws of each state of the United States and of many non-U.S. jurisdictions regulate the sale of insurance and reinsurance therein by alien insurers, such as us, which are not authorized or admitted to do business within such jurisdiction. We do not maintain an office, solicit insurance business, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that we be so authorized or admitted. We conduct our U.S. business in a manner similar to that employed by other non-admitted reinsurers that provide reinsurance to U.S. primary insurers. Moreover, we have developed operating guidelines to assist our personnel in conducting business in conformity with the laws of U.S. jurisdictions and we do not believe that our operations would result in any violation of the insurance laws of any U.S. or non-U.S. jurisdiction.

          An unlicensed reinsurer’s business operations may also be affected by regulatory requirements governing “credit for reinsurance” which are imposed on its primary insurers. Where a primary insurer has obtained reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which a U.S. primary insurer files statutory financial statements, it is permitted to reflect in its statutory financial statement a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and LAE reserves ceded to the reinsurer. Although we are an unlicensed reinsurer for U.S. regulatory purposes and therefore are not licensed, accredited or approved by any U.S. jurisdiction or state, our U.S. primary insurers will generally be permitted a credit to their statutory financial statements for reinsurance provided by us where we provide a qualifying letter of credit, a deposit of assets in trust or other acceptable security arrangement and meet certain other financial and regulatory requirements. In addition, a U.S. primary insurer is required to establish and maintain a contingency reserve pursuant to the California, Connecticut, Florida, Iowa and New York insurance laws and to make contributions to its contingency reserve equal to the greater of 50% of written premiums for the relevant category of insurance or a percentage of the principal guaranteed or outstanding, depending upon the type of obligation. A U.S. primary insurer is permitted to reduce its contingency reserves by an amount of the contingency reserve that a reinsurer is required to establish and maintain pursuant to a reinsurance agreement between the parties.

          In general, the Bermuda statutes and regulations applicable to us are less restrictive than those that would be applicable to us were we subject to the insurance laws of any state in the United States.

Employees

          We have 13 employees and believe that our employee relations are satisfactory.

Available Information

          The public can read and copy any materials the Company files with the U.S. Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

          The Company maintains a website at www.ramre.com, through which it makes available all of its SEC filings as soon as it is reasonably practicable after materials have been filed with the SEC. We believe that all such filings were timely posted to the website in 2006. Nothing on our website should be considered incorporated by reference in this report.

Item 1A.                   Risk Factors

Risks Related to Our Company

          An adverse rating action concerning RAM Re’s ratings could have a material adverse effect on our ability to compete in the financial guaranty reinsurance industry and would significantly decrease the value of the reinsurance we provide.

          RAM Re currently has a financial strength rating of “AAA” by Standard & Poor’s, with a negative outlook, and a financial strength rating of “Aa3” by Moody’s, with a stable outlook. A downgrade of either of these ratings or a decrease in the credit given for our reinsurance would negatively affect the value of our reinsurance. For example, under Standard & Poor’s current guidelines for assigning credit to reinsurance, if RAM Re’s rating were downgraded from “AAA” to “AA,” there would be a 30% decrease in the benefits financial guarantors receive from ceding business to us based on Standard & Poor’s model. In addition to potential negative effects on future business, a downgrade of the ratings assigned to RAM Re by either rating agency would harm our competitive position in the reinsurance industry. If RAM Re experienced a rating downgrade, the primary insurers would have the ability under our contracts with them to either reprice existing business through increases in the ceding commission, which is the commission paid to a primary insurer by a reinsurer based on the amount of the premiums ceded, payable by us or terminate and recapture their existing business with us. A downgrade of RAM Re’s ratings, the placing of RAM Re’s ratings on negative credit watch or under review for a ratings downgrade, or a decrease in the credit given for our reinsurance would also negatively affect our ability to negotiate favorable terms with primary insurers in the future. Any downgrade in RAM Re’s financial strength rating, or the placement of RAM Re’s financial strength rating on negative credit watch, could have a material adverse effect on our business, financial condition and results of operations. In addition, a decrease in the credit given for our reinsurance by either rating agency would negatively affect pricing under our existing and future contracts, which in turn could have a material adverse effect on our business, financial condition and results of operations. Financial strength ratings do not refer to RAM Re’s ability to meet non-reinsurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security. We cannot assure you that any of RAM Re’s current financial strength ratings will remain in effect for any given period of time or that a rating will not be downgraded by a rating agency.

          We depend on a small number of primary insurers to provide us with a substantial portion of our business.

          A significant reduction in the amount of reinsurance ceded by one or more of the primary insurers who are our principal customers could have a material adverse effect on our results of operations. We derive substantially all of our financial guaranty revenues from premiums ceded by the four largest primary financial guaranty insurers. In 2004, 2005 and 2006, these four major primary insurers accounted for approximately 97%, 96% and 89% of our gross written premiums, respectively. A number of factors could cause a reduction in our business with any of our primary insurers, including higher retention levels by a primary insurer, a reduction in the amount of business written by the primary insurers, an adverse rating action with respect to the financial strength rating of RAM Re, increased participation by one or more of the primary insurers in financial guaranty reinsurance through strategic alliances or the greater use of other forms of credit enhancements or transaction structures as an alternative to traditional financial guaranty reinsurance. If any of the four main primaries were to cease or substantially decrease ceding business to us, our dependence on the remaining primaries would increase and we might not be able to replace the lost business. We also depend on the major primary insurers in that our ability to receive profitable pricing for our reinsurance depends largely on prices charged by the primary insurers for their insurance coverage and the amount of ceding commissions paid by us to these primary insurers.

          Our concentration on a single line of reinsurance business could make us more susceptible to unfavorable market or regulatory conditions affecting that line of business.

          We are currently dedicated to providing financial guaranty reinsurance and do not offer any other products. Given our reliance on reinsurance, unfavorable market or regulatory conditions affecting the financial guaranty reinsurance industry would likely have a disproportionate impact on us in comparison with our competitors who offer more diversified product lines within the financial guaranty market. For example, a decrease in the amount of credit given for financial guaranty reinsurance by state regulators or rating agencies would negatively impact our results of operations.

          If we are unable to renew our existing treaties with our customers, our business and financial condition could be adversely affected.

          Each of our quota share reinsurance treaties with our primary insurer customers is for a term of one year and provides that it may be terminated, on a run-off basis, by either party upon notice to the other on or after the term ends. Each quota share reinsurance treaty may also be terminated upon the happening of certain events, such as a downgrade of our financial strength rating, prior to the expiration of its term. In the ordinary course of business and consistent with the practice within the financial guaranty reinsurance industry, our customers typically will send us a notice of termination of their quota share reinsurance treaty prior to the expiration of its annual term. In most cases, we then negotiate renewal terms for the treaty with the customer. While we generally have been able to renew our existing quota share reinsurance treaties annually, we cannot assure you that any of our customers will renew their quota share reinsurance treaties with us or that the terms on which any treaty is renewed will be as favorable to us. Any such failure to maintain our relationship with existing treaty customers or failure to negotiate favorable treaty terms could have a material adverse effect on our business and financial condition.

          The size of our capital base may not allow us to compete effectively in our industry and may adversely affect our ability to grow our business and execute our business strategy.

          We currently have a smaller capital base than a number of the financial guaranty reinsurers with which we compete. This effectively may reduce our ability to compete with these reinsurers. Larger competitors have several advantages over us because of their larger capital base, including being able to take larger shares of facultative transactions and treaty business, being able to offer larger single risk limits, having greater economies of scale, benefiting from implicit or explicit parental support and having more diverse product lines. To the extent our limited capital base prevents us from competing effectively for new business in comparison to larger companies in the market, our ability to grow our business and execute our business strategy would be adversely affected.

Competition in our industry may adversely affect our revenues.

          There are a relatively limited number of companies offering financial guaranty reinsurance. As a result, the industry is particularly vulnerable to swings in capacity based on the new entrants or other additional capacity being added to the market. Additional capacity would likely have an adverse effect on our business by furthering price competition or reducing the aggregate demand for our reinsurance capacity. In the last three years, there have been three new entrants into the financial guaranty reinsurance market, Channel Reinsurance Ltd., or Channel Re, BluePoint Re Limited, or BluePoint Re and PMI Guaranty Co., or PMI Guaranty, a subsidiary of our shareholder The PMI Group, Inc., or PMI, which expects to conduct primarily mortgage related business but which will also offer select financial guaranty reinsurance products. To the extent that any of the existing companies or potential new market entrants engage in practices that result in decreased prices or demand for reinsurance, our revenues and profitability could be adversely affected.

          If we cannot obtain necessary capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

          Our future capital requirements depend on many factors, including our ability to write new business successfully and our ability to establish reserves at levels sufficient to cover losses. Although we may, to the extent that capacity is available, establish retrocessional facilities and other soft capital facilities (which could include lines of credit, credit swap facilities and similar capital support mechanisms) with providers with ratings comparable to our own, no assurance can be given that such facilities can be established, or if established, that one or more of the rating agencies will not downgrade or withdraw the financial strength ratings of such providers in the future. In addition, no assurance can be given that a replacement provider on any facility we establish would be available. To the extent that our existing capital is insufficient to fund future operating requirements and/or cover losses, we may need to raise additional funds through financings or curtail our growth and reduce our risk exposure portfolio. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and the securities issued may have rights, preferences and privileges that are senior to those of the shares offered under this prospectus. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. To the extent that additional capital is needed, our failure to obtain the necessary capital on favorable terms or at all would adversely affect our business, ratings, operating results and financial condition.

          We could be adversely affected by the loss of one or more principal employees or by an inability to retain and attract staff.

          Our business model is predicated upon the assumption that a small group of highly experienced individuals will be able to successfully implement our business plan. We currently have 13 employees and our success depends upon our ability to retain and attract qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the financial guaranty reinsurance industry. Further, we require our employees to work in Bermuda, which limits our ability to attract qualified personnel. We have entered into employment agreements with members of our senior management team but the loss of key personnel could prevent us from fully implementing our business strategy and could negatively affect our ability to capitalize on market opportunities, grow our business or operate efficiently and profitably.

           Our ability to conduct our business may be adversely affected by Bermuda employment restrictions.

          Our location in Bermuda may serve as an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. The Bermuda government limits the duration of work permits to six years, with certain exemptions for key employees. All but one of our officers are working in Bermuda under work permits with expiry dates. The work permits for our senior management will expire at various dates beginning in 2008. It is possible that we could lose the services of one or more of these people if we are unable to obtain or renew their work permits, which could interrupt our ability to execute our business strategy and require us to seek replacement personnel at higher cost. In the event we are unable to obtain sufficient work permits to allow our operations to continue in Bermuda, we might seek to maintain our business model in another tax efficient jurisdiction and could incur significant costs in relocating our operations.

          We rely to a significant degree on the underwriting decisions of the primary insurers and the risks associated with reinsurance underwriting could adversely affect us.

          We conduct a substantial amount of our reinsurance business through reinsurance treaties entered into with certain primary insurers. As of December 31, 2006, we had quota share reinsurance treaties in place with three of the four largest primary insurers. All financial guaranty transactions entered into by a primary insurer that meet a treaty’s inclusion parameters are automatically ceded to us, according to the participation percentage set forth in the treaty. The inclusion parameters would typically consist of any financial guaranty of an issue generally with an underlying investment grade rating by both Standard & Poor’s and Moody’s and exceeding a specified par value, subject to limits and exclusions, which we have the right to change periodically, related to, for example, sector, geographic location or identity of an issuer or seller/servicer. Individual transactions entered into with a primary insurer that are “treaty eligible” may not be rejected by us during the term of the reinsurance treaty. We do not separately evaluate each of the individual risks assumed under our reinsurance treaties. Therefore, we depend to a significant degree on the original underwriting decisions made by primary insurers. We cannot assure you that these primary insurers will adequately evaluate the risks underwritten by them and subsequently reinsured by us. Any unfavorable decisions made by these primary insurers could adversely affect our financial condition or results of operations and the premiums ceded may not adequately compensate us for the risks we assume.

          Adverse selection by ceding primary insurers may adversely affect our financial condition and results of operations.

          Most of our reinsurance business is written under treaties which generally give a primary insurer some ability to select the obligations ceded to us as long as the obligations are covered by the terms of the treaty. Under our treaties, we generally do not have the right to refuse such obligations, although we do have some ability to add to “exclusion lists” certain categories of obligations that we will not be required to reinsure. As a result, primary insurers may adversely select the insured obligations ceded to us (that is, cede those policies that have greater risk relative to premium), thereby increasing the chances that we will pay a claim or be required to maintain additional capital by the rating agencies. Adverse selection by the primary insurers could have a material adverse effect on our financial condition and results of operations.

          We may incur liabilities because of the unconditional nature of our financial guaranty reinsurance policies.

          Issuers of obligations insured by the financial guarantors whose obligations we reinsure may default on those obligations because of fraudulent or other intentional misconduct on the part of such issuers, their officers or directors, employees, agents or outside advisers or, in the case of public finance obligations, public officials. Financial guaranty reinsurance provided by us is unconditional and does not provide for any exclusion of liability based on fraud or other misconduct. Despite any risk analysis conducted by us or by the financial guarantors we reinsure, it is impossible to predict which, if any, of the obligations reinsured by us will result in claims against us because of such fraudulent or other intentional misconduct involving the issuer, or whether or to what extent we will have any remedy available to us against any party in connection with such conduct. Any such claims could have a material adverse effect on our financial condition and results of operations.

          The performance of our investment portfolio may be adversely affected by economic conditions and by decisions of our investment manager.

          Investment income is one of the primary sources of cash flow supporting our operations and claim payments. The success of our investment activity is influenced by general economic conditions that may adversely affect the markets for interest rate sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of such fixed-income securities. In addition, if our claims exceed our cash flow, we could have unexpected losses resulting from forced liquidation of investments before their maturity. We have retained the professional asset management firm of MBIA Capital Management Corp., or MBIA Capital, a wholly-owned subsidiary of one of our customers, to manage our investment portfolio. Our investment manager has discretionary authority over our investment portfolio, subject to the investment guidelines adopted by us and periodic review by the Risk Management Committee of our board of directors. As a result, the performance of our investment portfolio depends to a great extent on the ability of our investment manager to select and manage appropriate investments. Although our investment policies stress diversification of risks and conservation of principal and liquidity, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in any particular security or security position. Investment losses could significantly decrease our assets and surplus, which is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets, resulting in a material adverse effect on our financial condition and results of operations.

          Our net income may be volatile because a portion of the credit risk we assume is in the form of credit derivatives that are accounted for under Statement of Financial Accounting Standards No. 133, or FAS 133, which requires that these instruments be revalued quarterly.

          Credit derivatives are classified as derivatives under FAS 133. Derivatives must be accounted for either as assets or liabilities on the balance sheet and measured at fair market value. Any event causing credit spreads (that is, the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in a credit derivative in our portfolio either to widen or to tighten may affect the fair value of the credit derivative and may increase the volatility of our earnings. Although there is no cash flow effect from this “marking to market,” net changes in the fair market value of the derivative are reported in our statement of operations and therefore will affect our reported earnings. If the derivative is held to maturity and no credit loss is incurred, any losses or gains previously reported would be offset by corresponding gains or losses during the term of the derivative such that they would cumulatively net to zero at maturity.

          Common events that may cause credit spreads on an underlying municipal or corporate security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company’s competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer’s ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest. Estimating the fair value of credit derivatives involves substantial judgment as there is no standard accepted fair value model. All models require significant assumptions and many derivatives are not actively traded or exchanged.

          We could face unanticipated losses from war, terrorism, business failures, political unrest and natural disasters, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

          We may have exposure to large, unexpected losses resulting from future man-made and natural catastrophic events, such as acts of war, acts of terrorism, political instability, hurricanes, earthquakes and floods. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of defaults under the policies we reinsure. It is difficult to predict the timing of these events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur in excess of amounts we have reserved, our financial condition and results of operations could be materially adversely affected.

          Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

          RAM Holdings is a holding company and as such has no substantial operations of its own or assets other than its ownership of the shares of its only subsidiary, RAM Re. For the near future, dividends and other permitted distributions from RAM Re are expected to be RAM Holdings’ only source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends, if any, to shareholders. Bermuda law and regulations, including but not limited to Bermuda insurance regulations, restrict the declaration and payment of dividends and the making of distributions by RAM Re, unless certain regulatory requirements are met. In addition, certain treaty obligations incurred by RAM Re in the course of its business require it to post collateral in trusts and those funds are unavailable for dividend or distribution to RAM Holdings. The inability of RAM Re to pay dividends in an amount sufficient to enable RAM Holdings to meet its cash requirements at the holding company level could affect RAM Holdings’ ability to repay debt or have a material adverse effect on its operations.

          RAM Holdings is also subject to regulatory constraints in Bermuda that will affect its ability to pay dividends on its common shares and make other payments. In addition, payments of principal to the holder of our $40.0 million aggregate principal amount of 6.875% Senior Notes due 2024 and payments of dividends on our Series A Preference Shares will receive priority over any payments of dividends on our common shares. See “ Risks Related to Our Status as a Bermuda Company — Our ability to pay dividends may be limited by Bermuda law,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and “Regulation”.

          Estimates of losses, income and expenses relating to underwriting financial guaranty products are based on modeling and assumptions that, if incorrect, could have a material adverse affect on our financial condition and results of operations.

          Our decisions to underwrite financial guaranty products are based on historical data and models. There can be no assurance that the historical data relating to financial guaranty losses available to and relied on by the industry, including us, will approximate actual experience in the future. For example, the sample period for observed occurrences may not be adequate, the underlying conditions from which historical loss data were derived inadequate. Actual cash flows may also deviate significantly from assumptions, and such deviations could have a material adverse effect on our financial condition and operating results.

          If claims exceed our loss reserves, our financial results could be significantly adversely affected.

          Our results of operations and financial condition depend upon our ability to assess accurately and manage the potential losses associated with the risks that we reinsure. There is a diversity of practice within the financial guaranty industry in loss reserving practices and setting our loss reserves involves significant reliance on estimates of the likelihood, magnitude and timing of anticipated losses. In making such estimates, we significantly rely on reports of loss claims from our primary insurers. We establish both case basis and unallocated reserves for losses. We establish case basis reserves when we determine a default has occurred or there is a high probability of a default. We also maintain unallocated reserves to reflect our estimate of general deterioration in our insured credits. While we use the most current information available and our best judgment in setting reserve estimates, this is an inherently uncertain process. Accordingly, actual claims and claim expenses paid will deviate from the reserve estimates reflected in our consolidated financial statements, and such deviations could be material. If our loss reserves at any time are determined to be inadequate, we will be required to increase loss reserves at the time of such determination. This could significantly adversely impact our financial results.

          Several of our founding shareholders may have conflicts of interest with us and they may take actions with respect to their ownership interests that have an adverse effect on us or on our other shareholders.

          Some of our shareholders engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. For example, our shareholders who are or who have ownership interests in other companies offering financial guaranty insurance or reinsurance may provide business or capital to our competitors. On October 23, 2006, our shareholder PMI announced the launch of PMI Guaranty, a double-A rated provider of credit enhancement for mortgages and other asset classes with an initial statutory capital position of $200 million, which will offer select financial guaranty reinsurance products. We do not have any agreement or understanding with our shareholders regarding the resolution of potential conflicts of interest and these parties may take actions that are not in our other shareholders’ best interests. For more discussion of these issues, please see the information incorporated under the caption “Certain Relationships and Related Transactions ” and “Director Independence” by reference to our Proxy Statement. In addition, we may not be in a position to influence any party’s decision to engage in activities that would give rise to a conflict of interest. For example, PMI has more than 20% of the voting power of our shares and therefore has the ability to elect two directors through cumulative voting. PMI could use its influence in a manner adverse to our other shareholders’ best interests, such as with respect to votes on matters requiring shareholder approval such as the election of directors, amendments to our bye-laws and mergers and acquisitions.

Risks Related to Our Industry

          The primary financial guaranty insurance industry remains in an excess capital position which, if it continues, could result in lower amounts of insurance ceded.

          Because of the significant increase in capital by many of the large primary insurers and the recent lower growth in new business, many of the primary insurers have sufficient capital to support their business pursuant to regulatory and rating agency capital requirements. This is one reason why the primary insurers have ceded less reinsurance in recent years than was typical, for example, during the 1990’s. If this excess capital position continues for a prolonged period, the primary insurers are likely to cut back or cancel treaties, increase ceding commissions, increase adverse selection of obligations ceded to reinsurers and generally diminish the business terms on which they cede business. Any of these activities would have an adverse effect on our financial condition and results of operation.

          Increased capacity in the financial guaranty reinsurance industry may have a material adverse effect on the industry.

          The current number of financial guaranty reinsurance companies is relatively limited. Consequently, the industry is particularly vulnerable to swings in capacity based on the entry or exit of one or a small number of financial guaranty reinsurers. The most significant barriers to entry for new financial guaranty reinsurance competitors are rating agency requirements and regulatory capital requirements, both of which are lower for entrants into the financial guaranty reinsurance market than for the primary financial guaranty market. New entrants into the market could have an adverse effect on all financial guaranty reinsurers by offering reinsurance on more favorable terms than currently being offered by existing reinsurers.

          Market demand for financial guaranty products may decrease, affecting the profitability and competitiveness of the reinsurance industry.

          The demand for financial guaranty reinsurance depends upon many factors, most of which are beyond our control. In addition to the capital position of the primary insurers, the financial guaranty reinsurance industry, and the risks associated with the industry, tend to be cyclical and track the demand for primary financial guaranty insurance. The primary financial guaranty insurance industry could be materially adversely affected by extended national or regional economic recessions, business failures, terrorist acts, acts of war or combinations of such factors. In particular, the perceived financial strength of financial guaranty insurers affects demand for financial guaranty insurance, which in turn affects demand for reinsurance. Should a major financial guarantor, or the industry generally, have its financial strength ratings lowered, or suffer a deterioration in investor confidence, demand for financial guaranty insurance and as a result, reinsurance, may be reduced or eliminated entirely. Further, demand for financial guaranty insurance may be negatively affected to the extent that conditions arise which narrow the credit spread between insured and uninsured obligations or between “AAA” rated securities and lower rated securities. The purchase of insurance during periods of relatively narrower credit rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings generally are accompanied by a corresponding decrease in demand for financial guaranty insurance and as a result, decreased demand for the type of reinsurance that we provide.

          Premium rates for financial guaranty reinsurance products may decline due to factors beyond the control of financial guaranty reinsurers.

          Premium rates on financial guaranty reinsurance are equal to premium rates charged by the primary insurer less the ceding commission paid by the reinsurer. Premium rates charged by primary insurers are affected by factors beyond the control of financial guaranty reinsurers, such as investor appraisals of the insured credits, the spread between interest rates prevailing on insured and uninsured obligations and capital charges (which is a measure of portfolio risk by a rating agency based on an expected loss, considering the expected default frequency and loss severity) associated with these exposures as determined by the rating agencies, competition among primary insurers as well as competition with other forms of credit enhancement. Accordingly, any decline in premium rates on business written by the primary insurers would have a negative effect on the premium rates and the profitability of reinsurers, including us.

          Changes to accounting rules relating to the financial guaranty insurance and reinsurance industry could have a material adverse effect on the industry.

          In January and February of 2005, the SEC discussed with financial guaranty industry participants the diversity in practice with respect to their accounting policies for loss reserves. In June 2005, the FASB added a project to its agenda to consider the accounting by financial guaranty insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed and final documents are expected to be issued during 2007. When the FASB issues authoritative guidance on this matter, we and the rest of the financial guaranty industry may be required to change some aspects of our loss reserving policies, premium recognition and acquisition cost recognition. Until the authoritative guidance is issued, RAM Re intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

          Legislative and regulatory changes and interpretations could harm the financial guaranty reinsurance industry.

          Changes in laws and regulations affecting the public finance and structured securities markets, the financial guaranty insurance and reinsurance markets and the credit derivative markets, as well as other governmental regulations, may subject reinsurers of financial guaranty products to additional legal liability, affect the demand for the products they provide or increase costs. The business and legal liabilities of reinsurers of financial guaranty products may also be affected by consumer lending and insurance laws and regulations in the countries of policy origin. If changes with respect to these laws and regulations are resolved in a way that is unfavorable to the industry, revenues and profitability of the industry could significantly decline.

Risks Related to our Common Shares

          There are provisions in our bye-laws that may reduce or increase the voting rights of our common shares.

          In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as “controlled shares” of any U.S. Person (as defined in “Risks Related to Taxation — Holders of 10% or more of our shares may be subject to U.S. federal income taxation under the controlled foreign corporation rules”) other than PMI, and such controlled shares constitute more than 9.9% of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (that is, a “9.9% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of 9.9%, under a procedure specified in our bye-laws. The procedure is applied repeatedly until the voting power of all 9.9% U.S. Shareholders has been reduced to 9.9% . In addition, our board of directors may limit a shareholder’s voting rights where it deems appropriate to do so to (i) avoid the existence of any 9.9% U.S. Shareholders or 24.5% U.S. Shareholders (as defined below), and (ii) avoid non-de minimis adverse tax, legal or regulatory consequences to us, any direct or indirect holder of our shares or its affiliates. “Controlled shares” include, among other things, all of our shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of sections 957 and 958 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code). In addition, at any time that the controlled shares of PMI constitute (i) more than 9.9% of the voting power conferred by our issued shares and (ii) 24.5% or more of either the voting power or value of our issued shares (that is, a 24.5% U.S. Shareholder), the voting rights with respect to the controlled shares owned by PMI will be limited to a voting power of 9.9% .

          For example, the voting power of shares owned by an investor may be reduced or in certain cases eliminated, if, pursuant to certain constructive ownership rules, shares owned or deemed to be owned by the investor are attributed to another investor or shares owned or deemed owned by another investor are attributed to the investor or the investor is invested in an entity in which another investor invests.

          In the event the above voting limitations must be applied as described above, the voting limitation shall apply to PMI only after the limitation has been applied to all other shareholders whose votes are subject to reduction and the voting power held by PMI shall not be reduced to below 9.9% by operation of these provisions. This would likely have the effect of eliminating the voting power of all other shareholders whose votes are subject to reduction.

          Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.9% limitation by virtue of their direct share ownership. Our bye-laws provide that we will endeavor to notify shareholders of their voting interests prior to any vote taken by them.

          We also have the authority under our bye-laws to request specified information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the bye-laws. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we may, in our sole discretion, eliminate such shareholder’s voting rights.

          Our board of directors may be more likely to exercise their right under our bye-laws to decline to approve a transfer of common shares because of potential adverse tax, legal or regulatory consequences, and that may require shareholders to sell their common shares.

          Our board of directors may decline to approve or register a transfer of any common shares (1) if it appears to the board of directors, after taking into account the limitations on voting rights contained in our bye-laws, that a non-de minimis adverse tax, regulatory or legal consequence to us, any direct or indirect holder of our shares or its affiliates may occur as a result of such transfer, or (2) subject to any applicable requirements of or commitments to any exchange or trading system for our common shares, if a written opinion from counsel supporting the legality of the transaction under U.S. securities laws has not been provided or if any required governmental approvals have not been obtained.

          Our board of directors may be more likely to exercise their right under our bye-laws to decline to approve a repurchase of our own shares and an issuance of any of our unissued shares because of potential adverse tax, legal or regulatory consequences.

          Under our bye-laws and subject to Bermuda law, our board of directors may decline to approve a repurchase of our shares or an issuance of any of our unissued shares (including the issuance of any shares or class of shares with preferred, deferred or other special rights) if the board of directors determines that it may result in a non-de minimis adverse tax, legal or regulatory consequence to us, any direct or indirect holder of our shares or its affiliates.

Risks Related to Our Status as a Bermuda Company

          Risks of operating as a foreign corporation could adversely affect our ability to conduct business in the United States

          We do not maintain an office or solicit insurance business, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require us to be so authorized or admitted. We believe we conduct our U.S. business in a manner similar to that employed by other non-admitted reinsurers that provide reinsurance to U.S. primary insurers. We believe that, to the extent that these operating guidelines are followed, our activities comply with applicable insurance laws and regulations. While we are not admitted to do business in any jurisdiction except Bermuda, insurance departments in the United States or elsewhere might take the position that our activities violate the prohibitions on the transaction of insurance by a non-admitted insurer. The insurance laws of each state of the United States and of many non-U.S. jurisdictions regulate the sale of insurance and reinsurance within that jurisdiction by alien insurers and reinsurers, such as us, which are not authorized or admitted to do business within such jurisdiction. If a state insurance department were to raise this issue and prevail, it could argue further that we are transacting insurance in that state without appropriate licenses or approvals. In that event, the insurance department could attempt to take any of several actions, including imposing fines or penalties on us. There can be no assurance that our location, regulatory status or restrictions on our activities resulting therefrom would not adversely affect our ability to conduct our business. In the event such issues or disputes arise, we may be required to consider various alternatives to our operations, including modifying or restricting the manner of conducting our business or, with respect to cessions by primary insurers in the United States, applying to conduct business as an admitted or approved reinsurer, establishing trust funds to secure our reinsurance performance or having to comply with the various financial and other requirements necessary to operate on an admitted or approved basis, either directly or by subjecting us to U.S. taxation.

          Bermuda insurance regulations may adversely affect our ability to write reinsurance policies.

          We are registered and licensed to conduct insurance and reinsurance from within Bermuda, and the statutes, regulations and policies of Bermuda may affect our ability to write reinsurance policies and to make certain investments or distributions. Bermuda statutes and regulations applicable to us require that we, among other things: maintain minimum levels of capital and surplus, satisfy solvency standards, restrict dividends and distributions (including returns of capital), and cooperate with certain periodic and other examinations by the BMA of our financial condition. We are unable to predict what additional government regulations, if any, affecting our business may be promulgated in Bermuda in the future or how such regulations may be interpreted. In addition, no assurances can be given that, if we were to become subject to any insurance laws of the U.S. or any state thereof or of any other country at any time in the future, we would be in compliance with such laws.

          Our ability to pay dividends may be limited by Bermuda law.

          Any dividends paid on our common shares are subject to limitations imposed on dividends under Bermuda law and regulations. Under the Bermuda Insurance Act 1978, which we refer to as the Bermuda Insurance Act, and related regulations, RAM Re will be required to maintain certain minimum solvency levels and RAM Re will be prohibited from declaring or paying dividends that would result in noncompliance with such requirement. Further, RAM Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, without the prior approval of the BMA. In addition, under the Bermuda Companies Act, we may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that we are, and will be after any such payment, able to pay our liabilities as they become due and that the realizable value of our assets will not thereby be less than the sum of the issued share capital and share premium accounts. These restrictions may limit the amount of funds available for distribution to holders of our common shares.

          U.S. Persons who own our common shares may have more difficulty in protecting their interests than if they held shares of a U.S. corporation.

          The Bermuda Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Bermuda Companies Act which includes, where relevant, information on modifications thereto adopted pursuant to our bye-laws, applicable to us, which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

          Interested Directors. Bermuda law and our bye-laws provide that we cannot void any transaction we enter into in which a director has an interest, nor can such director be liable to us for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. Under Delaware law such transaction would not be voidable if: (i) the material facts as to such interested director’s relationship or interests were disclosed or were known to the board of directors and the board had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors, (ii) such material facts were disclosed or were known to the stockholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon, or (iii) the transaction was fair as to the corporation as of the time it was authorized, approved or ratified. Under Delaware law, the interested director could be held liable for a transaction in which the director derived an improper personal benefit.

          Business Combinations with Large Shareholders or Affiliates. As a Bermuda company, we may enter into business combinations with our large shareholders or affiliates, including asset sales and other transactions in which a large shareholder or affiliate receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders, with prior approval from our board of directors but without obtaining prior approval from our shareholders. Amalgamations require the approval of the board of directors and, except in the case of certain types of amalgamations, a resolution of the shareholders approved by at least 66% of the votes cast. If we were a Delaware corporation, we would need prior approval from our board of directors or a supermajority of our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute.

          Shareholders’ Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. When the affairs of a company are being conducted in a manner which is oppressive or prejudicial to the interests of some part of the shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

          Indemnification of Directors and Officers. We will indemnify our directors or officers or any person appointed to any committee by the board of directors acting in their capacity as such in relation to any of our affairs for any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which such person may be guilty in relation to the company other than in respect of his own fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not be opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful.

          Because we are a Bermuda company, it may be difficult to enforce judgments against us or against our directors and executive officers.

          Because we are organized under the laws of Bermuda, it may not be possible to enforce court judgments obtained in the U.S. against us based on the civil liability provisions of the federal or state securities laws of the U.S. in Bermuda or in countries other than the U.S. where we have assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the U.S., or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the U.S. and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the U.S. based on civil liability, whether or not based solely on U.S. federal or state securities law, would not automatically be enforceable in Bermuda. There are grounds upon which a Bermuda court may not enforce the judgments of U.S. courts and some remedies available under the laws of U.S. jurisdictions, including some remedies available under U.S. federal securities laws, may not be permitted under Bermuda courts as contrary to public policy in Bermuda. Similarly, those judgments may not be enforceable in countries other than the U.S. where we have assets. Further, no claim may be brought in Bermuda by or against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda;

however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

Risks Related to Taxation

          We may become subject to taxes in Bermuda after 2016, which may have a material adverse effect on our financial condition and operating results and on an investment in our shares.

          The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of RAM Holdings and RAM Re an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to RAM Holdings, RAM Re or any of their respective operations or their respective shares, debentures or other obligations (except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by them in respect of real property or leasehold interests in Bermuda held by them) until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. Since we are incorporated in Bermuda, we will be subject to changes of law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.

          The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development, or the OECD, to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

          The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004, Bermuda was not listed as an “uncooperative tax haven.” Bermuda has signed a letter committing itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

          We may be subject to U.S. federal income tax, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.

          If either RAM Holdings or RAM Re were considered to be engaged in a trade or business in the United States, it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of RAM Re, if it is entitled to benefits under the United States income tax treaty with Bermuda and if RAM Re were considered engaged in a trade or business in the United States through a permanent establishment, RAM Re could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the United States, in which case its results of operations could be materially adversely affected. RAM Holdings and RAM Re are Bermuda companies. We intend to manage our business so that each of these companies should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.

          Holders of 10% or more of our shares may be subject to U.S. income taxation under the controlled foreign corporation rules.

          If you are a “10% U.S. Shareholder” of a foreign corporation (defined as a U.S. Person who owns (directly, indirectly through foreign entities or constructively (as defined below) at least 10% of the total combined voting power of all classes of stock entitled to vote) that is a controlled foreign corporation, which we refer to as a CFC, for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the CFC directly or indirectly through foreign entities on the last day of the CFC’s taxable year, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).

          A foreign corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code) (that is, “constructively”) more than 50% of the total combined voting power of all classes of voting stock of that foreign corporation or the total value of all stock of that corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned (directly, indirectly through non-U.S. entities or constructively) by 10% U.S. Shareholders on any day during the taxable year of such corporation.

          For purposes of this discussion, the term “U.S. Person” means: (i) an individual citizen or resident of the United States, (ii) a partnership or corporation created or organized in or under the laws of the United States, or under the laws of any State thereof (including the District of Columbia), (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

          We believe, subject to the discussion below, that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. Person other than PMI who owns our common shares directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities or constructively) 10% or more of the total voting power of all classes of RAM Holdings’ or RAM Re’s shares. The provisions in our organizational documents that limit voting power could reduce or eliminate an investor’s voting power in circumstances in which, pursuant to certain constructive ownership rules, shares owned or deemed owned by the investor are attributed to another investor or shares owned or deemed owned by another investor are attributed to the investor or the investor is invested in an entity in which another investor invests.

          However, neither we nor investors may be aware of circumstances in which shares may be so attributed in order to timely effectuate these provisions. In addition, the IRS could challenge the effectiveness of the provisions in our organizational documents and a court could sustain such a challenge.

          U.S. Persons who hold our shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of RAM Re’s related person insurance income.

          If U.S. persons are treated as owning 25% or more of RAM Re’s shares (by vote or value) and the related person insurance income, or RPII (determined on a gross basis) of RAM Re were to equal or exceed 20% of RAM Re’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of our shares, then a U.S. Person who owns any shares of RAM Re (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of RAM Re’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by RAM Re (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of common shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by RAM Re. Although RAM Re’s gross RPII generally exceeded 20% of RAM Re’s gross insurance income in recent taxable years, we believe that the direct or indirect insureds of RAM Re (and related persons) did not directly or indirectly own 20% or more of either the voting power or value of our shares in those prior years and we do not expect this ownership threshold to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

          U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of their gains if any.

          The RPII rules provide that if a U.S. Person disposes of shares in a foreign insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. We do not believe that these RPII rules should apply to dispositions of our common shares because RAM Holdings will not be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to RAM Holdings and RAM Re is uncertain.

          U.S. Persons who hold our shares will be subject to adverse U.S. federal income tax consequences if RAM Holdings is considered to be a passive foreign investment company.

          If RAM Holdings is considered a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g. through a foreign partnership) any of our shares may be subject to adverse U.S. federal income tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and, if certain elections are made, subjecting the investor to a tax on amounts in advance of when such tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if RAM Holdings were considered a PFIC, upon the death of any U.S. individual owning common shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the common shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, and we currently do not expect to become, a PFIC for U.S. federal income tax purposes; however, we cannot assure you that we will not be deemed a PFIC by the IRS. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

           U.S. tax-exempt organizations that own our common shares may recognize unrelated business taxable income.

          A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. In general, insurance income will be allocated to a U.S. tax-exempt organization if either we are a CFC and the tax-exempt shareholder is a U.S. 10% Shareholder or there is RPII and certain exceptions do not apply. U.S. tax-exempt investors are urged to consult their tax advisors as to the potential impact of the unrelated business taxable income provisions of the Code.

          Changes in U.S. federal income tax law could materially adversely affect an investment in our common shares.

          Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. While there are no currently pending legislative proposals which, if enacted, would have a material adverse effect on us or our shareholders, it is possible that broader-based legislative proposals could emerge in the future that could have an adverse effect on us, or our shareholders.

          Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, or is a PFIC or whether U.S. Persons would be required to include in their gross income the “subpart F income” or the RPII of a CFC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

Item 1B.                  Unresolved Staff Comments

          None.

Item 2.                     Properties

          We maintain our executive office at RAM Re House, 46 Reid Street, Hamilton HM 12 Bermuda. Pursuant to a Lease Agreement, dated January 1, 2005, we lease the third floor and penthouse of this premises from Field Real Estate (Holdings) Limited, occupying approximately 4,590 square feet of space. The term of the lease is three years, starting January 1, 2005. The basic rent is $21,420 per month payable monthly in advance on the first day of each month, plus a monthly maintenance service charge. We believe that our current facilities are adequate to meet our needs for the forseeable future and that suitable alternative space will be available on commercially reasonable terms in the event we are unable to renew our current lease.

Item 3.                     Legal Proceedings

          We are not currently involved in any legal proceedings.

Item 4.                     Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2006.

Part II

Item 5.                     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          RAM Holdings’ common shares are traded on the NASDAQ Global Market under the symbol “RAMR.” As of March 5, 2007, there were 13 shareholders of record of RAM Holdings’ common shares.

          The table below sets forth, for the quarters indicated the high and low sales prices per share of RAM Holdings’ common shares. The RAM Holdings’ common shares began trading on April 27, 2006.

	High	Low
2006:
Fourth Quarter	$14.6	$12.5
Third Quarter	$13.5	$11.9
Second Quarter	$13.8	$12.2

Dividend Policy

          We have never declared or paid, and do not currently intend to pay, any cash dividends on our common shares. Any determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant. Furthermore, we are a holding company and have no direct operations. Our ability to pay dividends depends in large part on the ability of RAM Re to pay dividends to us. RAM Re is subject to Bermuda laws and regulatory constraints which affect its ability to pay dividends to RAM Holdings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of restrictions on our ability to pay dividends.

Item 6.                     Selected Financial Data.

The following financial information for the five years ended December 31, 2006, has been derived from RAM’s Financial Statements. This information should be read in conjunction with the Financial Statements and related notes located in Part II, Item 8.

	As of and for the Year Ended December 31,(1)
	Consolidated	Combined	Combined	Combined	Combined
	2006	2005	2004	2003	2002
	(Dollars in thousands, unless indicated otherwise)
Statement of Operations
Data:

Gross written premiums	$77,632	$68,147	$66,057	$67,880	$36,205
Net written premiums	75,486	68,147	66,057	67,880	36,205
Net earned premiums	48,835	42,609	34,721	25,543	17,561
Net investment income	24,236	18,201	16,824	13,373	11,546
Net realized investment gains (losses)	(1,002)	(1,583)	536	1,097	2,927
Net unrealized gains (losses) on credit derivatives	(14)	(2,526)	2,757	456	(613)
Total revenues	72,055	56,701	54,838	40,469	31,422

Loss and loss adjustment expenses	(2,781)	7,204	3,579	3,994	6,447
Acquisition expenses	17,654	15,628	13,387	10,223	7,363
Operating expenses	13,379	11,531	11,032	5,042	3,360
Interest expense	2,750	2,750	2,106	-	-
Total expenses	31,002	37,113	30,104	19,259	17,170

Net income	41,053	19,588	24,734	21,210	14,252
Earnings per share
Basic	1.53	0.76	0.95	0.90	0.84
Diluted	1.53	0.75	0.95	0.90	0.84

Balance Sheet Data:

Investments and cash	620,578	475,978	440,992	356,933	226,161
Deferred acquisition costs	73,838	66,220	58,653	53,016	38,712
Total assets	711,903	553,572	510,798	426,260	277,028
Reserve for losses and loss adjustment expense	14,506	16,595	15,493	13,821	10,401
Unearned premiums	194,322	165,580	140,043	120,182	77,845
Unsecured senior notes	40,000	40,000	40,000	-	-
Redeemable preferred shares	75,000	-	-	-	-
Total liabilities	332,636	230,916	199,293	137,005	91,537
Accumulated other comprehensive (loss) income	(5,497)	(4,540)	2,787	4,659	11,002
Shareholders' equity	379,267	322,656	311,505	289,255	185,491
Book value per share	13.93	12.47	12.02	11.16	11.06

(1)

Financial statement information included is on a consolidated basis for December 31, 2006. Prior to that financial information is presented on a combined basis. See Note 1 in the audited financial statements.

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, unless indicated otherwise)

Financial Ratios (Based on U.S. GAAP Income Statement Data):
Loss and loss adjustment expense ratio[1]	(5.7)%	16.9%	10.3%	15.6%	36.7%
Acquisition expense ratio[2]	36.2%	36.7%	38.6%	40.0%	41.9%
Operating expense ratio[3]	27.4%	27.1%	31.8%	19.7%	19.1%
Combined ratio[4]	57.9%	80.6%	80.6%	75.4%	97.8%
Supplemental Data:

Net par outstanding (in millions)	31,119	27,054	22,154	19,773	15,860
Net debt service outstanding (in millions)	50,944	41,535	34,957	31,259	25,842
U.S. Basis statutory capital (in millions) [5]	403.4	248.8	274.6	230.3	135.3

________________________
1Calculated by dividing loss and loss adjustment expenses by net earned premiums
2Calculated by dividing acquisition expenses by net earned premiums
3Calculated by dividing operating expenses by net premiums earned
4Loss, acquisition and operating expense ratio may not total combined ratio due to rounding
5Our estimate of the sum of U.S. basis policyholder surplus and contingency reserve, as RAM Re files Bermuda statutory financial statements.

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and accompanying notes which are presented under Item 8. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

Overview

          We are a Bermuda-based provider of financial guaranty reinsurance, conducting substantially all of our operations through our wholly owned subsidiary, RAM Re. RAM Re has earned a AAA rating from Standard & Poor’s Ratings Services (“S&P”) and an Aa3 rating from Moody’s Investors Service, Inc. These ratings, in particular the S&P triple-A rating, are critical to our ability to compete in the market of providing reinsurance to the primary financial guaranty insurers. On July 6, 2006, S&P confirmed RAM Re’s AAA rating but announced that it was revising its outlook for the rating from “stable” to “negative.” We do not believe that the change in outlook has had or will have an adverse impact on our business. Our business consists of a single operating segment, financial guaranty reinsurance, the purpose of which is to indemnify a primary financial guarantor, referred to as the primary insurer, against the portion of any loss it may sustain under financial guaranty policies it has ceded to us. We reinsure policies covering both U.S. and international exposures. We market our reinsurance directly through the execution of treaty and facultative contracts with seven primary insurers, with approximately 77% of our 2006 gross written premiums ceded from three companies.

          Treaty reinsurance requires primary insurers to cede to us, and requires us to reinsure, financial guarantees for specific types of obligations as determined by the treaty terms. Facultative reinsurance, the reinsurance of individual policies, is subject to separate negotiation for each reinsurance cession. The initial underwriting of insured risks and the reporting of underwriting results to us are the responsibility of the primary insurers. As a result, we are highly dependent on the underwriting, operating and reporting standards of our primary insurers. The monitoring and oversight of primary insurers by RAM are integral parts of our business. These activities include reviews of the underwriting, risk management, surveillance and reporting practices of primaries both before entering into a reinsurance treaty and on an ongoing basis.

          We provide reinsurance in two product lines: public finance and structured finance. Public finance obligations consist primarily of debt obligations issued by or on behalf of states or other governmental entities or their political subdivisions (counties, cities, towns and villages, utility districts, public housing and transportation authorities), other public and quasi-public entities (including public universities and not-for-profit hospitals, and non-U.S. sovereigns and their political subdivisions), private universities and hospitals and investor-owned utilities. Structured finance obligations are generally securities backed by pools of assets such as residential mortgage loans, consumer or trade receivables, securities, short-term bank deposits or other assets having a specified cash flow or market value which are generally held by a special purpose issuing entity.

       Our revenues are derived principally from:

  earned premiums from our reinsurance activities;

  net investment income generated by our investment portfolio;

  net realized investment gains (losses) from the sale of securities in our investment portfolio; and

  unrealized gains (losses) in our credit derivatives portfolio.

          The written premiums we receive are directly related to the amount and type of business assumed from primary insurers under treaty and facultative reinsurance contracts as well as to prevailing premium rates at the time of reinsurance cessions. Written premiums are usually received on an upfront basis for public finance transactions and earned over the life of a policy, while premiums for structured finance transactions are typically written on an installment basis and earned ratably over the installment period. Investment income is primarily a function of invested assets and the market interest rates prevailing at the time of investing money, as well as the type, credit quality and maturity of the securities purchased. In addition, net realized investment gains (losses) arise from capital gains or losses realized from the sale of securities in our investment portfolio as a result of changing market conditions, including changes in market interest rates and credit quality of our invested assets. Unrealized gains (losses) on credit derivatives are a function of changes in estimated fair value of our assumed credit derivative transactions (primarily credit default swaps). U.S. GAAP requires us to recognize unrealized gains and losses on credit derivative contracts to the extent that the estimated fair value of these contracts change from the beginning to the end of each reporting period, which is referred to as “mark-to-market” accounting. We expect these unrealized gains or losses to fluctuate primarily based on changes in credit spreads of the contracts reinsured by us. Because such contracts are held to maturity, unless actual losses are incurred due to defaults, the cumulative unrealized gains and losses will net to zero at the end of the contract.

       Our expenses principally consist of:

  losses and loss adjustment expenses;

  acquisition costs;

  operating costs; and

  interest and preferred share dividend expense.

Losses and loss adjustment expenses are a function of the amount and types of business we write and are based in part upon estimates of the case basis and unallocated reserves as determined by the primary insurers, which are reviewed and revised by us as deemed appropriate, and related estimates by RAM Re management (See “Critical Accounting Policies — Losses and Loss Expense Reserves”). Acquisition costs are costs that vary with and are directly related to the production of new business. Certain acquisition costs are deferred and recognized over the period in which the related premiums are earned. Operating costs consist of general and administrative costs, which are primarily salaries and other employee-related costs. Operating costs do not generally vary with premium production. Interest expense is a function of outstanding debt and the contractual interest rate related to that debt, while dividends are a function of the amount of outstanding preference shares and the dividend rate on those preferred shares.

          We believe that the financial guaranty business is significantly affected by economic cycles. For example, a robust economy featuring a good or improving credit environment is beneficial to the in-force insured portfolios of financial guaranty insurers and reinsurers. If such conditions persist for an extended period, however, credit spreads tend to narrow and pricing and/or demand for financial guaranty insurance and, consequently, reinsurance declines. A deteriorating economic and credit environment, in contrast, is typically accompanied by widening credit spreads and improved pricing for financial guaranty products. However, a prolonged period of weak or deteriorating economic activity could stress in-force financial guaranty insured portfolios and could result in claims payments or could adversely impact capital adequacy due to deterioration in the credit quality of in-force insured portfolios. Other broad economic factors, such as the general level of interest rates, also have an effect on the business in that, for example, returns on our invested assets are largely determined by interest rates and premium rates may be substantially influenced by the level of interest rates. During the most recent couple of years, interest rates have been relatively stable at low historical levels and credit spreads have generally remained historically “tight” or narrow and new aggregate business production of primary insurers has been about flat, although varying considerably by primary insurer.

          Countervailing to some extent the recent trend in primary insurers’ new business production are developments that have provided growth opportunities for us in our financial guaranty reinsurance business. Underwriting capacity for reinsurance, meaning the U.S. based statutory capital available for financial guaranty reinsurance, is more limited now than it was in years prior to 2003, primarily because the large multi-line insurance companies that participated in the financial guaranty reinsurance market left the market in order to refocus on their traditional lines of business and as a result of rating agency downgrades which preclude multi-line companies from serving as an economic source of financial guaranty reinsurance. The rating agency criteria for financial guaranty reinsurance companies have also become more stringent, making it more difficult for new entrants.

          In addition to broad economic cycles, the financial guaranty industry may be affected by specific credit events relating to insured obligations that expose guarantors to claims or potential claims. For example, the damages resulting from Hurricane Katrina in 2005 posed a threat to the revenue streams that support certain insured obligations of municipalities in the areas hit by that storm and there was considerable concern that the industry could experience substantial claims. However, to date this has not been the case and although RAM reinsured a number of such obligations and continues to monitor several credits, the Company has not experienced material losses as a result of Hurricane Katrina, and we have neither had case reserves reported to us by primaries nor have we established case reserves for these exposures. While we do not currently expect losses above the levels we have incurred as a result of these specific events, the financial guaranty industry, including RAM, is exposed to events which may compromise an obligor’s ability to meet guaranteed obligations and result in claims.

Critical Accounting Policies

          Our consolidated financial statements include amounts that, either by their nature or due to requirements of U.S. GAAP, are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our consolidated financial statements. With the exception of the adoption of FAS 123R and the related impact on our accounting policy for stock-based compensation, there were no changes to our accounting policies and methods of computation compared to those in our December 31, 2005 audited financial statements. We believe loss and loss adjustment expense reserves, valuation of derivative financial instruments, valuation of the investment portfolio including other than temporary impairments of investments, determination of deferred acquisition costs and premium revenue recognition to be inherently complex and subjective, and therefore an understanding of the accounting policies pertaining to these items is critically important. These policies are summarized below, and described in further detail in the notes to our consolidated financial statements contained elsewhere in this 10-K filing, and the discussion that follows should be read in conjunction with our consolidated financial statements and the related notes.

          Losses and Loss Expense Reserves. The liability for losses and loss adjustment expenses consists of case reserves and unallocated reserves. Case reserves are established by the primary insurer and our proportionate share of these reserves is reported to us at least quarterly. Case reserves are established in an amount that is estimated to be sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under collateral and subrogation rights. Case reserves are discounted by the ceding companies in accordance with discount rates prescribed or permitted by state regulatory authorities. We review and assess the ceded case reserves and our evaluation may result in the case reserve recorded by RAM Re differing from the amount reported to us by the primary insurer. We also establish an unallocated reserve because we believe that additional losses are inherent in our portfolio of reinsured risks. At December 31, 2006 and December 31, 2005 our balance sheet included reserves as follows:

	Reserve for Losses and
	Loss Adjustment
	Expenses

	December 31, 2006	December 31, 2005
	(Dollars in millions)
Case reserves	$3.0	$6.3
Unallocated reserves	$11.5	$10.3
Total Reserves	$14.5	$16. 6

          Our unallocated reserve estimate is primarily based on the composition of our outstanding par exposure and reserve factors that we apply to this exposure. As a result, in the absence of other offsetting developments, increases in outstanding par will result in increases in unallocated reserves. Our reserve factors, in turn, are the product of the ratios of (i) the unallocated reserves of our primary insurer customers relative to their outstanding exposures weighted by (ii) the credit risk of our outstanding exposure relative to the credit risk of the portfolios of our primary insurer customers, where the ratio in (i) is calculated by dividing unallocated reserves carried by our primary insurers by their net par outstanding and the ratio in (ii) is calculated by dividing the weighted average capital charge for our outstanding par by the weighted average capital charge for the primary insured portfolio. RAM Re’s insured portfolio is segregated by primary insurer, and the ratios in (i) and (ii) are calculated individually by primary insurer. Our credit risk is determined by the ratio of our weighted average capital charges (a commonly recognized measure of credit risk promulgated by Standard & Poor’s) to the weighted average capital charges of our primary insurer customers. The following provides a numerical example of the mechanics of calculating the reserve factors.

          If we assume (i) the ratio of a ceding company’s unallocated reserves to their outstanding par was .05% (or .0005) and (ii) the ratio of our weighted average capital charge to that of the ceding company was 125% (or 1.25), then our unallocated reserve factor would be .000625, calculated as the product of the two ratios, (i) .0005 multiplied by (ii) 1.25, and the resultant factor of .000625 would be applied to the outstanding par ceded to us by that particular primary insurer, such that for each $1 billion of outstanding par ceded to RAM Re we would have an unallocated reserve of $625,000. The calculation described is performed individually for each of RAM Re’s major ceding companies and the resulting reserve factor is applied to our outstanding par ceded by that ceding company. Therefore, under our reserving practices, our unallocated reserves would be affected by occurrences such as changes in the reserving practices of the primary insurers (which could occur if estimates of default frequency or severities of loss were to change), changes in the weighted average capital charge for our portfolio exposures versus those of ceding companies (which could occur if modifications of capital charges by Standard & Poor’s were to impact RAM Re and the primary insurers differently) or developments in the credit quality of our portfolio relative to primary insurers. For example, if the reserve factors applied at December 31, 2006 were calculated as the product of (1) the highest ratio of unallocated reserves to outstanding par that we have calculated for each ceding company during the years 2004, 2005 or 2006 and (2) the highest ratio of our weighted average capital charge to the weighted average capital charge of each ceding company that we have calculated during the years 2004, 2005 and 2006, the calculation of unallocated reserves would have resulted in a value that was $4.2 million, or 36%, greater than that recorded at December 31, 2006. We believe that developments resulting in a change in unallocated reserve of this magnitude are reasonably possible in that the values employed in the above calculation, although they did not occur simultaneously, are based on actual past experience. We can provide no assurance that conditions resulting in a material increase in reserves of that amount or greater amounts will not develop or that final claim liabilities will not materially differ from amounts estimated and reserved. An increase in unallocated reserves, in the absence of any offsetting claims related activity, would directly impact reported financial results by increasing incurred losses and would also affect financial position by increasing the unallocated reserve balance, although an increase would not by itself impact liquidity in that the unallocated reserve does not affect cash flows.

          Estimates of our reserves for losses and loss adjustment expenses are substantially dependent on the surveillance activities and reserving policies of our primary insurer customers and such estimates are subjective and are based on the judgment of both the primary insurer and our senior risk and finance personnel and, therefore, the final liability may materially differ from amounts estimated and reserved.

          The Company reinsures exposure relating to Eurotunnel which has gone into creditor protection and is in a restructuring process which is expected to be completed by the middle of 2007. The Company was required to make payments on the debt starting in 2007 with the first payment on January 30, 2007. The primary insurer has reported that in their opinion there will be no ultimate loss incurred on this exposure, and as such no case loss reserve has been established by the Company for this reinsured exposure.

          In January and February of 2005, the SEC discussed with financial guaranty industry participants the diversity in practice with respect to their accounting policies for loss reserves. In June 2005, the FASB added a project to its agenda to consider the accounting by financial guaranty insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed and final documents are expected to be issued during 2007. When the FASB issues authoritative guidance on this matter, we and the rest of the financial guaranty industry may be required to change some aspects of our loss reserving policies, premium recognition and acquisition cost recognition. Until the authoritative guidance is issued, RAM Re intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

          Valuation of Derivative Financial Instruments. FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives on the balance sheet at fair value. While management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, under FASB Statement of Financial Accounting Standards No. 149, or FAS 149, the reinsurance we provide does not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FAS 133. The credit derivative transaction risks that we assume from ceding companies do not meet the scope exception provided under SFAS 149 because (a) the guaranteed party (i.e., the underlying insured) is entitled to recover amounts on occurrence of events other than failure to pay principal and interest when due; and (b) the guaranteed party is not exposed to the risk of non-payment at the inception of the contract and throughout the contracts term as the guaranteed party does not have legal ownership of the guaranteed obligation. As the assumed policies do not qualify for the scope exception under FAS 149, we must account for these assumed credit derivative transactions under the provisions of FAS 133, and not as reinsurance under FASB Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance under Short-Duration and Long-Duration Contracts.”

          We are not a direct writer of derivative contracts; however, as part of our financial guaranty reinsurance business, we reinsure guarantees of credit derivative transactions issued by primary insurers. These contracts are held to maturity and generally insure highly rated (i.e., AAA by Standard & Poor’s) tranches of credit derivative transactions. We do not reinsure guarantees of single name corporate credit derivative transactions. We report revenues arising from such reinsurance as earned premiums; we record estimates of losses and loss adjustment expenses due to specific credit events as incurred; and we record changes in fair value as incurred. Credit derivative transactions require primary insurers to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally a fixed-income obligation). If credit spreads of the underlying obligations change, the market value of the related credit derivative transaction generally changes accordingly. Changes in credit spreads are typically caused by changes in the market’s perception of the credit quality of the underlying obligations.

          FAS 133 requires us to mark-to-market gains or losses on those credit derivative transactions we reinsure. Because the primary insurer generally structures its credit derivative transaction with substantial amounts of first loss protection, the price volatility of these instruments on account of credit spread changes is reduced, and our risk of loss is mitigated. Changes in fair value due to market conditions are reported as unrealized gains and losses on derivative financial instruments in our income statement. These unrealized gains and losses cumulatively will net to zero if no credit defaults occur on these contracts. Should actual claim losses be incurred as a result of credit defaults, the primary insurer may be required to either purchase the security in default at par, or pay to the counterparty to a credit derivative transaction the difference between par and market value and as a reinsurer we would be obligated to reimburse the primary insurer for our proportional share of the loss. In this respect, credit derivative transactions may differ from traditional financial guarantee contracts since financial guarantee contracts require the insurer to make payments of principal and interest only on scheduled debt service dates, whereas defaults in our credit derivatives portfolio may cause immediate payments of outstanding par, net of market value.

          We use a model to estimate the fair value of the derivatives exposures assumed by us in the course of our business. The valuation model includes the use of significant management estimates, judgment and market information, including factors such as current prices for similar agreements, changes in credit spreads and interest rates, and the duration of the credit derivative exposure. There is no single accepted model for fair valuing credit derivative transactions and there is generally not an active market for the type of credit derivative transactions insured by primaries so that substantial variation in estimated fair value could result from the application of different models. In the second quarter of 2005, we refined our model, resulting in a significant change in estimated fair value. (See “— Results of Operation — Net Unrealized Gains (Losses) on Credit Derivatives”). Our model was refined to incorporate greater sensitivity to the tenor or duration of the insured credit derivative transactions that we assume from ceding companies, to introduce updated and additional indices that have become available and that we believe provide data that is a more appropriate proxy for our in-force portfolio, and to modify the calculation of estimated fair value such that changes in estimated fair value are based on absolute changes in spreads. We anticipate that we would modify or refine the model in the future if such modification is believed to produce a more accurate fair value estimate. Given the historical developments in derivative markets and modeling and the creation of new and more refined price indices, we believe that it is reasonably possible that we will refine our model in the future in response to such developments and it is possible that if appropriate quoted market prices become more readily available then a model may no longer be needed. Any change in estimated fair value is recorded in the period incurred directly affecting the statement of operations and financial condition by the amount of the change in estimate, but would not have an impact on our liquidity.

          As a result of the elements discussed above, the fair value of credit derivatives recorded by us may materially differ from the value that might be realized in the sale of the credit derivative portfolio.

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

          Valuation of Investment Portfolio. Our investment securities are designated as available for sale in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of our securities are reported in “Accumulated other comprehensive income” in shareholders’ equity. We have a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include: (i) securities with market values having declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) recent credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in “Accumulated other comprehensive income” on our balance sheet. If we believe the decline is “other than temporary,” we write-down the carrying value of the investment and record a loss on our income statement. Our assessment of a decline in value includes our current judgment of the factors noted above. If that judgment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

          Determination of Deferred Acquisition Costs. We defer certain costs that vary with and are directly related to the production of new business, including direct expenses such as ceding commissions and underwriting salaries, as well as allocated costs attributable to the production of new business. Deferred costs are amortized over the period in which the related premiums are earned. Acquisition costs in the income statement represent gross policy acquisition costs, less the deferral of expenses to future periods, plus the amortization of previously deferred expenses. The amount of expenses that qualify for deferral is determined on the basis of periodic analysis, and is dependent on new business production, ceding commissions negotiated with primary insurers, management’s judgment as to what costs and percentage thereof are deferrable, and the level of normal and refunded earned premiums. We periodically conduct a study to determine the deferability of expenses and in recent years a lesser percentage of our expenses have been deferred than was the case in our initial years of operation.

          Premium Revenue Recognition. Written premiums are received either as upfront premiums or in installments. Under our reinsurance agreements, whether treaty or facultative, we reinsure policies that will be in force over extended time periods corresponding to the life of the insured obligations, so although our reinsurance treaties are generally renewable annually, our reinsurance obligations are for the life of the policies.

          Upfront premiums are recorded as written at policy inception and earned over the life of the policy in relation to the amount of insurance protection provided. Unearned premium reserves represent that portion of written premiums applicable to the outstanding amount at risk with respect to the obligations reinsured. Public finance premiums are customarily paid upfront and earned over the life of an issue which may extend to 30 years or more. Upfront premiums have relatively little effect on earnings in the year written, but cumulatively affect future years’ earned premiums. When an issue reinsured by us is retired early, has been called by the issuer, or is paid in advance through refunding, any remaining unearned premium is earned at that time, since there is no longer any risk outstanding in connection with the issue. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Installment premiums are received in accordance with contractual terms over the life of an issue, recorded as written at each installment due date and earned over the installment period which corresponds to the expiration of risk. Structured finance premiums are customarily paid in installments and earned over installment periods that generally range from three months to one year in duration. We do not record a provision for doubtful accounts because historically we have not experienced any material issues related to the collectibility of assumed premiums.

Results of Operations

Year Ended December 31, 2006 Compared to December 31, 2005 and Year Ended December 31, 2005 Compared to December 31, 2004

          Net Income. Net income was $41.1 million in 2006, $19.6 million in 2005, and $24.7 million in 2004. The increase in net income of $21.5 million, or 109.7%, in 2006 relative to 2005 is primarily the result of a year over year decrease of $10.0 million in losses and loss adjustment expenses, realized investment losses of $1.0 million in 2006 compared to realized losses of $1.6 million in 2005, and immaterial unrealized losses on credit derivatives in 2006 compared to $2.5 million of unrealized losses during 2005, an increase in net earned premium of $6.2 million and in investment income of $6.0 million. Net income of $19.6 million in 2005, a decrease of $5.1 million, or 20.6%, in 2005 relative to 2004 is primarily the result of a year over year increase of $3.6 million in losses and loss adjustment expenses, realized investment losses of $1.6 million in 2005 compared to realized investment gains of $0.5 million in 2004, and unrealized losses on credit derivatives of $2.5 million in 2005 versus unrealized gains of $2.8 million during 2004, partially offset by 2005 increases in earned premium of $7.9 million and in investment income of $1.4 million.

          Gross Written Premiums. Gross written premiums were $77.6 million in 2006, a 14.0% increase compared to 2005. Gross written premiums were $68.1 million in 2005, an increase of 3.0% from $66.1 million of gross written premiums in 2004. The increase in gross written premiums in 2006 relative to 2005 is the combined result of a new treaty with one of our primaries, and an increase in facultative reinsurance premiums assumed, despite decreased premium rates for 2006 over prior year. The increase in gross written premiums in 2005 compared to 2004 is primarily due to somewhat higher levels of participation in reinsurance treaties of our major customers and an increase in facultative reinsurance premiums assumed.

          Public finance gross written premiums were $48.6 million in 2006, 10.7% more than in 2005 when public finance written premiums were $43.9 million. Public finance gross written premiums declined by 2.9% in 2005, from $45.2 million in 2004. The increase in public finance gross premiums written in 2006 is due to a large amount of facultative business written during the year as well as an increase in the portion of upfront premiums relative to installment premiums written. The decrease in public finance gross written premiums in 2005 relative to 2004 is due to a larger portion of municipal business with installment premiums in our 2005 business mix. Installment premiums are written and earned over the various installment periods and generally a higher portion of business assumed having installment premiums results in less written premiums in the period in which the business is assumed compared to business having upfront premiums.

          Structured finance gross written premiums were $29.0 million in 2006, an increase of 19.8% from $24.2 million in 2005. Structured finance gross written premiums in 2005 increased by 15.8% from $20.9 million in 2004. Structured finance written premiums grew in 2006 over 2005 as a result of increased facultative business and a new treaty offset by lower premium rates compared to 2005. The increase in structured finance written premiums in

2005 versus 2004 results primarily from the impact of written premiums from business assumed in prior periods, increased business assumed (i.e., par volume assumed) in 2005 relative to 2004 and increased premium rates due to the mix of business assumed (since a larger share of business assumed during 2004 was Standard & Poor’s AAA-rated business for which premium rates are lower than for business rated below AAA by Standard & Poor’s).

          The following table sets forth the amounts of gross written premiums by product line:

	For the Year Ended December 31,
	2006	2005	2004
		(Dollars in millions)
Public Finance	$48.6	$43.9	$45.2
Structured Finance	29.0	24.2	20.9
Total gross premiums written	$77.6	$68.1	$66.1

          Gross written premiums are highly dependent upon the amount of business ceded by the primary insurers which, in turn, is related to the overall volume of business they underwrite, and the size and type of obligations they insure. In general, a growing volume of insured business, a stable or growing usage of reinsurance and higher premium rates will benefit our gross written premiums. During 2006, the aggregate gross premiums written by our three largest customers was slightly below the level of premiums written in 2005, and this same result occurred in 2005 as compared to 2004. In addition, these insurers ceded a lesser overall portion of gross written premiums to reinsurers during 2006 and 2005 than in 2004. The average premium rates for public finance business assumed by RAM Re in 2006 were lower than those of 2005, as were 2005 public finance average premium rate compared to those of 2004. Structured finance business assumed by RAM Re in 2006 had average premium rates below those of 2005, while 2005 average premium rates for structured finance business assumed by RAM Re were above the 2004 level. Premium rates reflect market conditions, the type of business ceded by RAM Re’s customers and the credit quality of such business so that an increase or decrease in average premium rates is the result of a host of elements.

          Net Written Premiums. Net premiums written were $75.5 million in 2006, an 11% increase over the 2005 level of $68.1 million. Net premiums reflect ceded premiums of $2.1 million, the first such activity for RAM Re and, thus, net and gross written premiums are identical for 2005 and 2004. We ceded premiums of $2.1 million pursuant to an agreement under which RAM retrocedes a portion of business in excess of specified levels of par exposure that we have assumed from a single issuer. Our purchase of reinsurance protection does not relieve us of the full liability that we assumed from our ceding companies. In the event that a reinsurer of RAM is unable to meet its obligation under a retrocession agreement, we would continue to be liable to ceding companies in the full amount of their cession to RAM. We retrocede only to highly rated companies and we monitor the financial condition of our reinsurer. Under our retrocession agreement, we also have cancellation rights that can be exercised in the event of a rating downgrade of a reinsurer.

          Net Earned Premiums. Net earned premiums were $48.8 million in 2006, 14.6% above 2005 earned premiums of $42.6 million. In 2005, earned premiums increased by 22.8% from $34.7 million of earned premiums in 2004. The significant increases in upfront written premiums from the public finance business in past years, as indicated by growth in unearned premiums on the balance sheet, and growth in installment premiums from the structured finance business assumed in the prior years contributed to this increase, as did an increase in accelerated earnings from refundings during 2006 compared to prior years. Earned premiums resulting from refundings totaled $6.3 million in 2006 compared to $3.3 million in each of 2005 and 2004.

The following table sets forth net earned premiums by product line:

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Public Finance	$25.9	$20.8	$15.9
Structured Finance	22.9	21.8	18.8
Total net earned premiums	$48.8	$42.6	$34.7

          Net Investment Income. Net investment income of $24.2 million in 2006 was 33.0% above the $18.2 million recorded in 2005, while the 2004 level represented an 8.3% increase from the $16.8 million recorded in 2004. During 2006, net investment income increased relative to 2005 primarily as a result of growth in the portfolio due to net case flow from operations and investment proceeds from the IPO of $16.4 million. A secondary element of investment income growth was our ability to invest at higher yields that were available in 2006. The increase in investment income in 2005 was primarily attributable to the growth of the investment portfolio resulting from net cash flow from operations during 2005 and secondarily due to increasing interest rates available for new investments. Our portfolio is comprised predominantly of taxable securities, and had an average yield of 4.9% at December 31, 2006, compared with 4.6% and 4.0% at December 31, 2005 and 2004, respectively.

          Net Realized Investment Gains (Losses). Net realized investment losses were $1.0 million in 2006 and $1.6 million in 2005, following net realized gains in 2004 of $0.5 million, Net losses realized in 2006 and 2005, as well as net investment gains on securities sold in 2004, were generally the result of modest repositioning within the portfolio achieved by selling certain securities and purchasing others believed to provide improved investment characteristics.

          Net Unrealized Gains (Losses) on Credit Derivatives. Net unrealized losses on credit derivative contracts were immaterial in 2006, compared to unrealized losses of $2.5 million in 2005 and unrealized gains of $2.8 million in 2004. The unrealized losses in 2005 are due in large part to a change in fair value estimates associated with refinements to our fair value model (See “Critical Accounting Policies — Valuation of Derivative Financial Instruments”). The change in estimated fair value of credit derivative contracts in 2004 reflects growth in the in-force portfolio and net mark-to-market gains due to tightening credit spreads on the underlying obligations. As of December 31, 2006, no losses had been incurred or paid by us on credit derivatives contracts.

          Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses in 2006 were ($2.8) million compared to $7.2 million in 2005. Losses and loss adjustment expenses were $7.2 million in 2005, an increase of 100% from $3.6 million incurred in 2004. The loss ratio (incurred losses and loss adjustment expenses divided by earned premium) was (5.7%) in 2006, 16.9% in 2005, and 10.3% in 2004. The reduction in loss and loss adjustment expense for 2006 is mainly driven by a net $3.2 million reduction of previously established reserves, the majority of which was associated with an airline industry related obligation for which recoveries were reported to us and a manufactured housing credit which was successfully restructured, as well as loss recoveries received of $1.1 million for the year ended December 31, 2006. Loss activity that results in net negative incurred losses during a full year period, as occurred during 2006, is atypical although recoveries on previously paid losses are a normal part of our business. The net increase in losses and loss adjustment expenses in 2005 compared to 2004 is substantially due to loss activity associated with reinsured obligations related to the airline industry, where two major carriers declared bankruptcy in 2005. During 2005, we established new case reserves totaling $3.5 million for three airline industry related obligations. Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as specific credit events within reinsured obligations and trends in the reserving practices of our ceding insurers. At December 31, 2006, we carried total reserves for losses and loss adjustment expenses of $14.5 million, of which $3.0 million were case reserves and the remaining $11.5 million relate to unallocated loss reserves.

The following table sets forth the components of incurred losses:

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Paid losses	($1.1)	$6.5	$1.4
Change in case reserves	(3.2)	1.1	2.2
Change in unallocated reserves	1.2	-	0.5
Change in recoverables	0.4	(0.4)	(0.5)
Total incurred losses	($2.8)	$7.2	$3.6

          Acquisition Expenses. Acquisition expenses were $17.7 million in 2006, $15.6 million in 2005, and $13.4 million in 2004. The changes in acquisition costs over the periods are directly related to the changes in earned premiums. The ratio of acquisition costs to earned premiums was 36.2% in 2006, down from 36.6% in 2005, which was also a decrease relative to the 2004 ratio of 38.6% . The decline in the ratio of acquisition costs to earned premiums reflects the combination of improvements (decreases) in ceding commissions paid to primary insurers and a lesser share of direct expenses allocated to the acquisition of business as a general result of the company maturation as supported by our analysis of expenses that qualify for deferral.

          General Expenses. General or operating expenses were $13.4 million in 2006, an increase of $1.9 million or 16.5% above $11.5 million in 2005, which were $0.5 million or 4.5% higher than $11.0 million of operating expenses in 2004. The majority of the increase of operating expenses in 2006 includes $2.3 million in non-recurring costs related to the IPO. Expenses connected to the IPO have been expensed as incurred in proportion to the shares sold in the IPO by the selling shareholders, with $0.3 million of IPO expenses relating to the issuance of new shares allocated against the proceeds. Operating expenses in 2005 included $2.5 million of non-recurring compensation expense associated with a termination feature of a stock option plan, while 2004 operating costs included $2.7 million of non-recurring items comprised of $0.9 million in compensation expenses related to settlement of an employment matter, $1.5 million in legal expenses and $0.3 million in consulting fees. Operating expenses as a percentage of earned premiums were 27.4% in 2006, 27.1% in 2005, and 31.8% in 2004.

          Interest Expense. Interest expense on long-term debt was $2.8 million in 2006 and 2005 and $2.1 million in 2004, the lower amount of interest expense in 2004 compared to 2005 and 2006 is due to having debt outstanding for only a partial year in 2004 as we issued the debt on March 26, 2004.

Liquidity and Capital Resources

          Liquidity. RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access the capital markets. Our principal uses of liquidity are for payment of interest on our senior notes, dividends on our preference shares and capital investments in RAM Re. As a result of our issuance of preference shares in December, 2006 (see “Capital Resources” below) we expect to make dividend payments on those shares beginning in 2007. Based on the amount of dividends that we expect to receive from RAM Re in 2007, we believe that we will have sufficient liquidity to satisfy our needs over the next twelve months. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as adverse market changes, insurance regulatory changes and changes in general economic conditions, beyond the next twelve months and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.

          The principal sources of RAM Re’s liquidity are gross written premiums, scheduled investment maturities, capital contributions from RAM Holdings and net investment income. The principal uses of RAM Re’s liquidity are for the payment of operating expenses, claims, ceding commissions, dividends to RAM Holdings and for purchases of new investments. We believe that RAM Re’s expected operating liquidity needs can be funded exclusively from its operating cash flow.

          RAM Re may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain a minimum level of statutory capital and surplus of $11.6 million at December 31, 2006. RAM Re’s statutory capital and surplus was $413.5 million at December 31, 2006. In addition to the foregoing solvency criteria, Bermuda law limits the maximum amount of annual dividends or distributions payable and in certain instances requires the prior notification to, or approval of, the BMA. Based upon these tests, without regulatory approval, the maximum amount that will be available during 2007 for payment by RAM Re is approximately $51.2 million.

          Cash Flows. During 2006, net operating cash flows were $57.2 million compared to $45.0 million and $48.6 million for 2005 and 2004, respectively. Our operating cash flows are primarily the result of the excess of net premiums received and investment income over operating expenses, claims payments and interest expenses. Net cash flows from financing activities were $90.0 million, ($1.0) million, and $39.3 million for 2006, 2005, and 2004, respectively. The net cash flows from financing activities in 2006 relate primarily to the issuance of preferred shares amounting to $75.0 million, preferred share issuance costs of $1.1 million, additional common share issuance and the committed preferred securities expenses in 2006. In 2005 net financing cash flows related to committed preferred securities expenses and, in 2004 net proceeds from the 2004 issuance of $40.0 million of senior notes less committed preferred securities expenses. Net cash used in investment activities amounted to $101.3 million, $74.1 million, and 63.3 million for the period ending December 31, 2006, 2005 and 2004, respectively, relate to the investment of net financing cash flows and net cash flow from operations, offset by sales and maturities of investments.

          Capital Resources. RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re’s claims paying resources and may not be drawn upon except for the payment of catastrophic losses where losses exceed minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual renewal provision subject to bank approval, has a ten-year term ending on May 11, 2015. As of December 31, 2006, no amounts were outstanding under this facility.

          On February 3, 2006, RAM Re closed a $40.0 million contingent capital facility with two highly rated commercial banks. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover catastrophic losses, exceeding the minimum threshold, from municipal obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The $40.0 million facility has a seven-year term and has an annual renewal feature, subject to approval of the lenders. As of December 31, 2006, no amounts are outstanding under this facility.

          On May 2, 2006, the Company completed an initial public offering (“IPO”) of 10,820,816 common shares (including 1,411,411 over-allotment option shares). The offering raised approximately $131.2 million of proceeds, net of underwriters’ discount and commission, of which the company received $16.4 million and the selling shareholders received $114.8 million. The Company contributed substantially all of the net proceeds of the offering to RAM Re to increase its capital and surplus in order to increase its underwriting capacity.

          On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75.0 million. Underwriting expenses were $0.75 million and other issuance costs were approximately $0.3 million resulting in estimated net proceeds of approximately $73.9 million all of which was contributed to RAM Re to support new writings in its reinsurance business. The preferred shares bear a dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon approval by the board of directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. We can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that would require a redemption price equal to par value plus a “make-whole” amount reflecting the value of dividends for the remainder of the period to December 15, 2016. As of December 31, 2006, no dividends have been declared or paid.

          On March 26, 2004, we issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere. We were in compliance with all covenants at December 31, 2006. During the year ended 2006, RAM Re paid dividends to Holdings in the amount of $2.75 million, which was used to pay interest on the senior debt.

          On December 23, 2003, RAM Re entered into a $50.0 million soft capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a floating put option fee. The counterparty is a trust established by Lehman Brothers Inc. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and following the procedures of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The option agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50.0 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high-quality, short-term commercial paper investments. In each of the years ended December 31, 2006 and 2005, $0.5 million and $0.6 million, respectively, of put option fees have been paid and recorded in additional paid in capital on the balance sheet. As of December 31, 2006 the put option has not been exercised.

          Investment Portfolio. At December 31, 2006, our investment portfolio consisted of $568.6 million of fixed income securities and $51.9 million of short-term investments. At December 31, 2005, our investment portfolio consisted of $469.9 million of fixed income securities and $6.1 million of short-term investments. Our fixed income securities are designated as available for sale in accordance with FAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” Short-term investments consist primarily of money market funds, domestic time deposits and discount notes. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by a professional asset management firm, MBIA Capital, a wholly owned subsidiary of one of our ceding companies, in accordance with specific investment policies approved by our board of directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices by either independent pricing services, or if such quoted prices are unavailable, by reference to broker quotes. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at December 31, 2006 is 4.08 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio is 5.36% and the book yield of the portfolio is 4.93% at December 31, 2006. The effective duration of our portfolio at December 31, 2005 is 4.4 years. The yield to maturity of the portfolio was 5.10% and the book yield of the portfolio is 4.57% at December 31, 2005. Under its reinsurance agreements with primary insurers, RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission. At December 31, 2006, RAM Re had $329.9 million of our invested assets in trust accounts for the benefit of primary insurers (out of $620.6 million of total cash and investments). At year-end 2005, RAM Re had $288.9 million of our invested assets in trust accounts for the benefit of primary insurers (out of $476.0 million of total cash and investments).

          Our finance personnel monitor the portfolio on for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a formal review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” We have not recognized any impairments at either December 31, 2006 or at December 31, 2005.

          The following table summarizes our investment portfolio by bond type, fair value and amortized cost thereof at December 31, 2006 and December 31, 2005:

	As of December 31, 2006
Fixed Income Securities	Amortized Cost	Fair Value
	(Dollars in thousands)
Agencies	$86,145	$85,555
U.S. government obligations	70,411	69,306
Corporate debt securities	126,084	124,483
Municipal securities	11,720	12,376
Mortgage and asset-backed securities	279,767	276,910
Total	$574,127	$568,630

	As of December 31, 2005
Fixed Income Securities	Amortized Cost	Fair Value
	(Dollars in thousands)
Agencies	$79,420	$78,123
U.S. government obligations	51,168	50,938
Corporate debt securities	117,945	117,103
Municipal securities	11,728	12,676
Mortgage and asset-backed securities	214,186	211,068
Total	$474,447	$469,908

The amortized cost and estimated fair value of fixed income securities available for sale as December 31, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	As of December 31, 2006
Fixed Income Securities	Amortized Cost	Fair Value
	(Dollars in thousands)
Less than one year	$40,315	$40,252
Due after one year through five years	136,287	134,041
Due after five years through ten years	104,067	102,014
Due after ten years	293,458	292,323
Total	$574,127	$568,630

	As of December 31, 2005
Fixed Income Securities	Amortized Cost	Fair Value
	(Dollars in thousands)
Less than one year	$7,853	$7,765
Due after one year through five years	147,116	144,435
Due after five years through ten years	98,440	96,756
Due after ten years	221,038	220,952
Total	$474,447	$469,908

	As of December 31, 2004
Fixed Income Securities	Amortized Cost	Fair Value
	(Dollars in thousands)
Less than one year	$—	$—
Due after one year through five years	182,157	181,710
Due after five years through ten years	60,387	60,519
Due after ten years	159,576	162,677
Total	$402,120	$404,906

          The following table provides the ratings distribution of our investment portfolio at each of December 31, 2006 and December 31, 2005:

As of December 31,
Rating(1)	2006
AAA(2)	74.0%
AA	14.0%
A	11.0%
Cash	1.0%
Total	100.0%

As of December 31,
Rating(1)	2005
AAA(2)	75.0%
AA	12.0%
A	12.0%
Cash	1.0%
Total	100.0%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s ratings are used.
(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 27.2% and 27.5% of the investment portfolio as of December 31, 2006 and December 31, 2005, respectively.

Contractual Obligations

          We have various contractual obligations as of December 31, 2006 that are summarized in the following table:

		Less			More
		Than 1	1-3	4-5	Than 5
	Total	Year	Years	Years	Years
	(Dollars in millions)
Redeemable preferred shares (1)	$75.0	—	—	—	$75.0
Long-term debt(2)	$40.0	—	—	—	$40.0
Interest on long-term debt	$47.4	$2.7	$5.5	$5.5	$33.7
Operating lease commitments(3)	$0.3	$0.3	—	—	—
Losses and loss expense reserve(4)	$16.2	$1.4	$0.8	$0.3	$13.7
Total	$178.9	$4.4	$6.3	$5.8	$162.4

(1)	Par value only of non-cumulative, non mandatory, redeemable preferred shares.

(2)	Principal only.

(3)	Lease payments are subject to escalation in building operating costs.

(4)

Loss and loss expense reserve represent estimated future payments relating to actual or probable reinsurance policy claims. We have estimated the timing of these payments and actual payments may vary significantly from these estimates. The discounted value of these claims is reported as losses and loss expense reserve on the consolidated balance sheet. The unallocated reserve is included in the more than 5 years category as it does not relate to any actual claims and cannot be scheduled.

Off-Balance Sheet Arrangements

          As of December 31, 2006, we did not have off-balance sheet arrangements that were not accounted for or disclosed in the consolidated financial statements.

Risk Management

          In the ordinary course of business, we manage a variety of risks, primarily credit, market, liquidity and legal. These risks are identified, measured and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

          Credit Risk. We are exposed to credit risk as a reinsurer of financial guarantees and as a holder of fixed income investment securities. We employ various procedures and controls to monitor and manage credit risk. Our senior risk management personnel focus on risk limits and measurement in our in-force portfolio of assumed obligations, concentration and correlation of risk, and the allocation of rating agency capital in a portfolio context.

          Our underwriting procedures differ, depending on whether we are conducting facultative or treaty-based reinsurance activities. Our facultative reinsurance activities are subject to a formal underwriting process on a transaction-by-transaction basis, whereas our treaty underwriting is based upon an evaluation of the portfolio of transactions ceded to us by a particular primary insurer as well as the history of each primary insurer’s own underwriting activities.

          For facultative transactions, various factors affecting the credit worthiness of the underlying obligations are evaluated during the underwriting process. Our Credit Committee, comprised of our CEO, CFO, Chief Risk Manager and General Counsel, approves all treaties and facultative transactions prior to committing any of our reinsurance capacity.

          We, like other reinsurers, rely heavily in both our facultative and treaty-based business on the surveillance and remediation activities of the primary insurers that provide us with updated information on the performance of the transactions in our reinsured portfolio. The surveillance information provided to us by the primary insurers is supplemented by our own independent evaluations of the analysis and underlying performance data provided by the ceding primary with regard to watch list transactions and verification (where possible) of ratings information provided by the primary insurers on large exposures and on transactions where significant discrepancies are evident between a ceding primary insurer’s internal rating and the reported ratings of Standard & Poor’s or Moody’s. These results are reviewed periodically by senior finance and risk management personnel. Our management committee determines the adequacy of our loss reserves and makes any necessary adjustments following such assessment.

          We also conduct on-site due diligence reviews of the companies with whom we have treaty arrangements, which include:

  discussions with underwriting and risk management personnel to determine if there have been any changes in underwriting approach or emphasis;

  reviews of individual underwriting, surveillance and legal files for selected treaty transactions to determine whether cessions conform with treaty eligibility criteria and to ensure that the primary insurer’s underwriting approach and implementation are consistent with our own risk tolerance;

  reviews of watch list transactions to determine the propriety and prognosis of the credits placed on the watch list and any case reserves that may have been established; and

  reviews of controls over ceded reinsurance reporting.

          In addition, we also review rating agency releases and other publicly available information on the credits reinsured by us to further refine our loss estimation and reserving process.

          Our investment portfolio is managed by the professional asset management firm, MBIA Capital. Our investment policies are designed to require the portfolio to be managed in a manner that preserves principal, provides long term predictable growth while maximizing income, meets statutory requirements, provides adequate liquidity to meet claims and other cash needs and maintains high credit quality. Our investment policy and guidelines as adopted by our board specify eligible investments and establish a portfolio duration target, high liquidity, minimum credit ratings, single risk limits, diversification and asset allocation standards. Our finance personnel reviews our portfolio for compliance with investment policies and procedures; and the Risk Management Committee of our board of directors reviews investments and performance reports at least quarterly and meets with our portfolio managers periodically to review investment activity and results, compliance with investment guidelines, as well as to review and update investment policy and strategy in light of business developments.

          Quantitative and Qualitative Information about Market Risk. Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of our financial instruments are interest rate risk and credit spread risk. An estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Senior finance personnel is responsible for risk measurement and monitoring procedures which include periodic analyses of shifts in the yield curve and changes in credit spreads. The valuation results from these analyses could differ materially from amounts that would actually be realized in the market.

          Changes in interest rates may adversely affect the value of fixed income investment securities. The following table summarizes the estimated change in fair value on the net balance of our investment securities, assuming immediate changes in interest rates at specified levels at December 31, 2006:

		Estimated
	Estimated Net	(Decrease)/Increase
Change in Interest Rates	Fair Value	in Net Fair Value
	(Dollars in millions)
300 basis point rise	$544.1	$(76.3)
200 basis point rise	567.1	(53.2)
100 basis point rise	592.9	(27.4)
Base scenario	620.4	—
100 basis point decline	645.6	25.3
200 basis point decline	668.8	48.4
300 basis point decline	695.5	75.2

          Financial instruments that may be adversely affected by changes in credit spreads include our outstanding exposure to credit derivative transactions. The primary insurer enters into these types of contracts, which require the insurer to make payments upon the occurrence of certain defined credit events relating to underlying obligations. If credit spreads relating to the underlying obligations change, the market value of the related credit derivative changes accordingly. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligations. As credit spreads change, we experience unrealized or mark-to-market gains or losses on credit derivative transactions reinsured by us. However, as the primary insurer generally structures its contracts with substantial first loss protection, the price volatility of these instruments is reduced and our risk of loss is mitigated. We estimate the potential impact of credit spread changes on the value of our contracts and the following table summarizes the estimated changes in the fair value of our portfolio assuming immediate changes in credit spreads at specified levels at December 31, 2006:

	Estimated Net	Estimated
Change in Credit Spreads	Fair Value	Gain/(Loss)

75 basis point narrowing	$691,231	$631,200
50 basis point narrowing	538,901	478,869
25 basis point narrowing	386,570	326,538
Base scenario	60,032	—
25 basis point widening	81,908	21,877
50 basis point widening	(70,422)	(130,454)
75 basis point widening	(222,753)	(282,785)

          Liquidity Risk. Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is most present in financial guarantee contracts reinsured by us in that we are required to make loss payments to primary insurers in the event they pay losses as a result of defaults in their ceded insured obligations. We manage our liquidity risk by analysis of projected cash flows and by maintaining a minimum level of cash and short-term investments which we anticipate to be sufficient to fulfill our contractual obligations, and by maintaining a highly liquid investment portfolio.

          Legal Risk. Legal risks include uncertainty with respect to the enforceability of rights under our contractual agreements and with respect to the enforceability of rights under the financial guaranty policies which we reinsure. We seek to remove or minimize such uncertainties through consultation with internal and external legal advisers to analyze and understand the nature of legal risk, to improve documentation and to understand transaction structure.

New Accounting Pronouncements

          In January and February of 2005, the SEC discussed with financial guaranty industry participants the diversity in practice with respect to their accounting policies for loss reserves. In June 2005, the FASB added a project to its agenda to consider the accounting by financial guaranty insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed and final documents are expected to be issued during 2007. When the FASB issues authoritative guidance on this matter, we and the rest of the financial guaranty industry may be required to change some aspects of our loss reserving policies, premium recognition and acquisition cost recognition. Until the authoritative guidance is issued, RAM Re intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

          In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). FAS 155 amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and resolves issues addressed in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are, with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and, as respects FAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not expected to have a material impact on the Company’s financial statements.

          In June 2006, the FASB issued proposed FSP FAS 123(R)-e, Amendment of FASB Staff Position FAS 123(R)-1, which addresses whether the modification of an instrument in connection with an equity restructuring or a business combination should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). The FASB staff has taken the position that for instruments that were originally issued as employee compensation and then exchanged or changed, where the only change is a change to the terms of an award to reflect an equity restructuring or a business combination that occurs when the holders are no longer employees, then no change in the recognition and measurement of these instruments will result if, there is (i) no increase in value to the holders of the instrument or (ii) the exchange or change in the terms of the award is not made in contemplation of an equity restructuring or a business combination and (iii) all holders of the same class of equity instruments are treated in a similar manner. These provisions must be applied in the first reporting period beginning after the date the final FSP is posted to the FASB’s website. This guidance is not expected to have an impact on our financial condition or results of operations.

          In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are assessing FIN 48 but we do not believe that its adoption will have an impact on our results of operations or financial position.

          In September 2006, the FASB issued FAS No. 157 (“FAS 157”), Fair Value Measurement. This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. We are currently evaluating the potential impact of FAS 157 on our financial statements when adopted.

          In February 2007, the FASB issued FAS No. 159 (“FAS 159”), Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The statement requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. The standard also requires companies to provide additional information to enable users of the financial statements to understand the company’s reasons for electing the fair value option and how changes in the fair values affect earnings for the period. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning on or before November 15, 2007. We are currently evaluating the potential impact this statement may have on our financial position and operating results.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk.

          Information concerning quantitative and qualitative disclosures about market risk appears in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources—Investment Portfolio.”

Item 8.                     Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of RAM Holdings Ltd.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, comprehensive income, shareholders’ equity and retained earnings and of cash flows present fairly, in all material respects, the financial position of RAM Holdings Ltd., at December 31, 2006, and the consolidated results of operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying combined balance sheet and the related combined statements of operations, comprehensive income, shareholders’ equity and retained earnings and of cash flows present fairly, in all material respects, the financial position of RAM Holdings Ltd., at December 31, 2005, and the combined results of operations and cash flows for each the years in the two year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 16 (b) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated/combined financial statements. These financial statements and financial statements schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers
Hamilton, Bermuda

March 9, 2007

RAM Holdings Ltd.
Balance Sheets
December 31, 2006 and 2005

	Consolidated	Combined
	2006	2005

ASSETS
Assets:
Investments: Fixed-maturity securities held as available for sale, at fair value (amortized cost of
$574,127,066 and $474,447,225)	$568,630,422	$469,907,506
Cash and cash equivalents	51,948,013	6,070,420
Accrued investment income	5,226,554	4,691,971
Premiums receivable	3,464,155	1,988,037
Recoverables on paid losses	915,900	1,279,503
Deferred policy acquisition costs	73,837,638	66,220,355
Prepaid reinsurance premiums	2,091,354	-
Fixed assets	72,926	123,952
Deferred expenses	1,917,520	849,224
Prepaid expenses	184,626	114,007
Other assets	3,614,194	2,326,984

Total assets	$711,903,302	$553,571,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Losses and loss expense reserve	$14,505,778	$16,594,867
Unearned premiums	194,322,365	165,580,330
Reinsurance balances payable	1,210,683	-
Accounts payable and accrued liabilities	3,458,188	3,107,974
Long-term debt	40,000,000	40,000,000
Redeemable preference shares ($1000 par value; authorized shares – 75,000; issued and outstanding shares –
75,000 at December 31, 2006)	75,000,000	-
Accrued interest payable	693,150	693,152
Share based compensation liability	-	2,801,535
Other liabilities	3,445,924	2,138,009

Total liabilities	332,636,088	230,915,867

Commitments and contingencies (Note 15)

Shareholders’ equity:
Common shares ($0.10 par value; authorized shares - 100,000,000 and 45,000,000; issued and outstanding
shares – 27,234,755 shares at December 31, 2006 and 25,884,755 at December 31, 2005)	2,723,476	2,588,476
Additional paid-in capital	227,436,840	211,056,634
Accumulated other comprehensive loss	(5,496,643)	(4,539,719)
Retained earnings	154,603,541	113,550,701

Total shareholders’ equity	379,267,214	322,656,092

Total liabilities and shareholders’ equity	$711,903,302	$553,571,959

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Statements of Operations

	Years Ended December 31,

	Consolidated	Combined	Combined
	2006	2005	2004

Revenues:
Gross premiums written	$77,631,605	$68,147,233	$66,057,407
Ceded premiums	(2,145,659)	—	—

Net written premiums	75,485,946	68,147,233	66,057,407
Change in unearned premiums	(26,650,681)	(25,537,804)	(31,336,119)

Net premiums earned	$48,835,265	$42,609,429	$34,721,288

Net investment income	24,236,102	18,201,486	16,824,087
Net realized gains (losses) on sale of investments	(1,002,055)	(1,583,540)	535,682
Net unrealized gains (losses) on credit derivatives	(14,426)	(2,525,810)	2,757,435

	23,219,621	14,092,136	20,117,204

Total revenues	72,054,886	56,701,565	54,838,492

Expenses:
Losses and loss adjustment expenses	(2,781,236)	7,204,251	3,579,351
Acquisition expenses	17,654,466	15,627,570	13,386,461
Operating expenses	13,378,816	11,531,480	11,032,190
Interest expense	2,750,000	2,750,000	2,106,345

Total expenses	31,002,046	37,113,301	30,104,347

Net income	$41,052,840	$19,588,264	$24,734,145

Net income per common share:
Basic	$1.53	$0.76	$0.95
Diluted	1.53	0.75	0.95
Weighted-average number of common shares outstanding:
Basic	26,787,221	25,900,914	25,917,255
Diluted	26,843,583	25,983,170	26,029,839

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Statements of Comprehensive Income

	Years Ended December 31,

	Consolidated	Combined	Combined
	2006	2005	2004

Net income	$41,052,840	$19,588,264	$24,734,145
Other comprehensive loss
Change in unrealized depreciation of investments	(1,958,979)	(8,909,790)	(1,336,593)
Less: Reclassification adjustment for net realized (gains)/losses included in net income	1,002,055	1,583,540	(535,682)
Other comprehensive loss	(956,924)	(7,326,250)	(1,872,275)
Comprehensive income for the year	40,095,916	12,262,014	22,861,870

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Consolidated Statements of Shareholders’ Equity and Retained Earnings

			Accumulated
			other
		Additional	comprehensive	Retained
	Share capital	paid-in capital	income	earnings	Total
Balance, January 1, 2004	$2,591,726	$212,586,200	$4,658,806	$69,418,536	$289,255,268
Committed preferred shares expenses	—	(611,644)	—	—	(611,644)
Net income	—	—	—	24,734,145	24,734,145
Other comprehensive loss	—	—	(1,872,275)	—	(1,872,275)

Balance, December 31, 2004	2,591,726	211,974,556	2,786,531	94,152,681	311,505,494

Share redemption	(3,250)	(146,750)	—	(190,244)	(340,244)
Committed preferred share expenses	—	(638,204)	—	—	(638,204)
Non-cash compensation	—	(132,968)	—	—	(132,968)
Net income	—	—	—	19,588,264	19,588,264
Other comprehensive loss	—	—	(7,326,250)	—	(7,326,250)

Balance, December 31, 2005	2,588,476	211,056,634	(4,539,719)	113,550,701	322,656,092

Share issuance	135,000	16,456,872	—	—	16,591,872
Committed preferred share expenses	—	(523,499)	—	—	(523,499)
Non-cash compensation	—	446,833	—	—	446,833
Net income	—	—	—	41,052,840	41,052,840
Other comprehensive loss	—	—	(956,924)	—	(956,924)

Balance, December 31, 2006	2,723,476	227,436,840	(5,496,643)	154,603,541	379,267,214

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Statements of Cash Flows

	Years Ended December 31,

	Consolidated	Combined	Combined
	2006	2005	2004

Cash flows from operating activities:
Net income for the year	$41,052,840	$19,588,264	$24,734,145
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains)/losses on sale of investments	1,002,055	1,583,540	(535,682)
Net unrealized (gains)/losses on credit derivatives and foreign exchange	14,426	2,525,810	(3,162,520)
Depreciation and amortization	141,443	172,195	925,775
Amortization of debt discount	6,280	6,271	4,810
Amortization of bond premium and discount	625,281	(218,127)	2,736,936
Non-cash compensation	446,833	203,900	—
Changes in assets and liabilities:
Accrued investment income	(534,583)	(689,160)	(660,468)
Premiums receivable	(1,476,118)	(73,049)	8,438,255
Recoverables on paid losses	363,603	(111,928)	473,800
Deferred policy acquisition costs	(7,617,283)	(7,567,728)	(5,636,093)
Prepaid reinsurance premiums	(2,091,354)	—	—
Prepaid expenses	(70,619)	44,884	57,459
Deferred expenses	(40,346)	—	(1,156,355)
Losses and loss adjustment expenses	(2,089,089)	1,102,141	1,671,263
Unearned premiums	28,742,035	25,537,804	19,860,340
Reinsurance balances payable	1,210,683
Accounts payable and accrued liabilities	350,214	112,005	151,676
Share based compensation liability	(2,801,535)	2,801,535	—
Accrued interest payable	(2)	1	693,151

Net cash provided by operating activities	57,234,764	45,018,358	48,596,492

Cash flows from investing activities:
Purchases of investments	(220,303,995)	(218,688,976)	(225,348,133)
Proceeds from sales of investments	111,000,298	129,661,043	161,609,536
Proceeds on maturities of investments	7,996,521	14,998,000	595,650
Purchases of fixed assets	(19,864)	(26,331)	(130,811)

Net cash used in investing activities	(101,327,040)	(74,056,264)	(63,273,758)

Cash flows from financing activities:
Net issuance (redemption) of share capital	16,591,872	(340,244)	—
Net proceeds from issuance of preferred shares	73,901,496	—	—
Proceeds of issuance of long-term debt	—	—	39,874,400
Committed preferred securities expenses	(523,499)	(638,204)	(611,644)

Net cash provided by (used in) financing activities	89,969,869	(978,448)	39,262,756

Effect of exchange rate changes on cash	—	—	405,085
Net increase in cash and cash equivalents	45,877,593	(30,016,354)	24,990,575
Cash and cash equivalents – Beginning of year	6,070,420	36,086,774	11,096,199

Cash and cash equivalents – End of year	$51,948,013	$6,070,420	$36,086,774

Supplemental cash flow disclosure:
Interest paid on long-term debt	$2,750,000	2,750,000	2,106,345

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Notes to Consolidated Financial Statements

1           BACKGROUND

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

On May 1, 2006, the board of directors and shareholders approved a 10 for 1 stock split of the common shares of the Company and, in addition, issued bonus shares on a 0.3 for 1 basis, effectively resulting in a 13:1 stock split. As a result of this action 23,893,620 additional shares were issued and the par value of all shares became $0.10 per share. Prior to this the par value of the common shares was $1.00 per share. As a result of the bonus shares, $597,341 was transferred from additional paid in capital to common shares. All references to number of common shares and per common share amounts including the reference in Note 14 have been restated to reflect the retroactive effect of the effective 13:1 stock split for all periods presented.

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

2           SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies adopted by the Company:

(a)	Basis of preparation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ materially from those estimates.

(b)	Basis of consolidation and/or combination

As discussed in Note 1, RAM Holdings Ltd and RAM Holdings II Ltd were amalgamated on May 1, 2006 and the December 31, 2006 consolidated financial statements reflect the amalgamation. There was no effect to shareholders equity or results of operations on amalgamation. The consolidated accounts of Holdings include those of its subsidiary RAM Re. All significant intercompany balances have been eliminated on consolidation. Comparative financial information is presented on a combined basis as the amalgamation was not yet effective. Holdings and Holdings II had common shareholders and were under common management. Intercompany balances and transactions were eliminated on consolidation and/or combination. There are no significant differences between financial statements prepared on a combined basis and those prepared on a consolidated basis.

(c)	Investments

The Company has classified its fixed-maturity investments as available for sale as defined by Statement of Financial Accounting Standards No. 115 (“SFAS 115”). Available for sale investments are carried at fair value, with unrealized appreciation or depreciation reported as a separate component of accumulated other comprehensive income. The Company considers all highly liquid debt instruments purchased at the acquisition date with maturities of three months or less to be cash equivalents. All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of fixed maturity investments are determined on the basis of amortized cost. Gains and losses on sale of investments are included in investment income when realized. The cost of securities sold is determined using the specific identification method. All declines in fair value below cost that are considered other than temporary are recognized in income. Factors considered when assessing impairment include: (i) securities whose market values have declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) recent credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether the Company has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. The Company’s investment guidelines require the orderly sale of securities that do not meet investment guidelines due to a downgrade by rating agencies or other circumstances.

(d)	Premium revenue recognition

Instalment premiums are recorded as written at each instalment due date and are earned over the respective instalment period, which equates to the period of risk. All other premiums written are recorded as written at the inception of the policy and are earned rateably over the period of risk. When insured issues are refunded or called, the remaining unearned premiums are earned at that time, since there is no longer risk to the Company. Premiums are recorded on a one month lag due to the timing of receipt of the information from the ceding companies. Premiums earned for 2006, 2005, and 2004, respectively, includes $6,272,000, $3,294,000, and $3,326,000 related to refundings.

(e)	Deferred policy acquisition costs

Deferred policy acquisition costs comprise those expenses that vary with and are primarily related to the production of business, including ceding commissions paid on reinsurance assumed, a portion of salaries and related costs of underwriting personnel, rating agency fees, and certain other underwriting expenses. Policy acquisition costs are deferred and amortized over the period in which the related premiums are earned. When assessing the recoverability of deferred policy acquisition costs, the Company considers the future earnings of premiums paid upfront and the estimated present value of net instalment premiums to be received.

(f)	Losses and loss adjustment expenses
The Company’s liability for losses and loss adjustment expenses consists of case basis reserves and an unallocated reserve.

Case basis reserves are established based on ceding company reports and internal review and evaluation of exposures related to guaranteed obligations that either have already defaulted or have a high probability of default. Management’s review and analysis of case reserves includes an analysis of the present value of the expected ultimate losses and loss adjustment expense that the Company expects to pay less estimated recoveries. Changes to the ceding company’s reserves are reported at regular intervals and are reviewed by the Chief Risk Manager and the Company’s Management Committee.

The Company maintains an unallocated reserve as established by the Management Committee and estimated based on the composition of our outstanding par exposure and reserve factors applied to this exposure so that, all else equal, increases in outstanding par will result in increases in unallocated reserves. Our reserve factors, in turn, are the product of the ratios of the unallocated reserves of our ceding companies relative to their outstanding exposures weighted by the credit risk of our outstanding exposure relative to the credit risk of the portfolios of ceding companies, where credit risk is determined by the ratio of our weighted average capital charges (a commonly recognized measure of credit risk promulgated by Standard & Poor’s) to the weighted average capital charges for the primary insurers. Therefore, changes in the reserving practices of the primaries (such as could occur if estimates of default frequency or severities of loss given default were to change), developments that could result in a change in the relativities between the weighted average capital charge for our portfolio exposures versus those of the primary insurers (such as could occur if modifications of capital charges by Standard & Poor’s were to differentially impact RAM Re and the primaries) or developments in the credit quality of our portfolio relative to primaries would result in changes in our unallocated reserves under our current practices. RAM Re’s insured portfolio is segregated by primary insurer, and the above ratios are calculated individually by primary insurer. RAM Re’s unallocated reserve is reviewed periodically by the Management Committee and the estimate may be modified if industry experience or company specific-developments are judged to warrant such an adjustment.

The unallocated reserve is established to cover estimated losses on par exposures based on historical industry experiences of losses and defaults. As case reserves are established, the par related to that particular credit is removed from the total par used to calculate the unallocated reserve as described above.

Additionally, there are internal guidelines in place which address the procedures followed to determine that the total best estimate continues to be based upon expected loss experience over the long term and is not overly influenced by one short term development on one loss. Specifically, the Management Committee has two guidelines with respect to the interaction of unallocated and case reserves. No more than 20% of the unallocated reserve balance at quarter end can be reduced to offset a case reserve associated with a single default. No more than 50% of the unallocated reserve balance at year end can be reduced to offset aggregate case reserve activity during the following year.

The Company reviews the portfolio on a continuous basis to identify problem credits. Quarterly, the Management Committee formally reviews case and the unallocated reserves. Management establishes reserves that it believes are adequate to cover the present value of the ultimate liability for claims. The reserves are necessarily based on estimates and are substantially dependent on the surveillance activities and reserving policies of our ceding companies and may vary materially from actual results. Adjustments based on actual loss experience will be recorded in the periods in which they become known.

The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies for unallocated loss reserves. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (FAS 60) and FASB Statement of Financial Accounting Standards No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), do not specifically address the unique characteristics of financial guarantee insurance contracts. Consequently, the accounting principles applied by the industry, as well as the Company, have evolved over time and incorporate the concepts of both short-duration contracts, accounted for under the provisions of FAS 60 and long duration accounting under FAS 97, as well as other accounting literature, such as FASB No. 5 “Accounting for Contingencies” and Emerging Issues Task Force (“EITF”) Issue No. 85-20 “Recognition of Fees for Guaranteeing a Loan”. The Company will continue its loss reserving methodology as noted above until further guidance is provided by the FASB. See recent accounting pronouncements (part i of this note) for further discussion of this issue.

(g)	Derivative instruments

The Company has entered into agreements to reinsure derivative instruments, consisting of credit default swaps that it intends to reinsure for the full term of the contract. While management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, under FASB Statement of Financial Accounting Standards No. 149 (“FAS 149”), the reinsurance the Company provides does not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FASB Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The credit default swap risks that the Company assume from ceding companies do not meet the scope exception provided under FAS 149 because (a) the guaranteed party (i.e., the underlying insured) is entitled to recover amounts on occurrence of events other than failure to pay principal and interest when due; and (b) the guaranteed party is not exposed to the risk of non-payment at the inception of the contract and throughout the contract term as the guaranteed party does not have legal ownership of the guaranteed obligation. As the assumed policies do not qualify for the scope exception under FAS 149, the Company must account for these assumed credit default swaps under the provisions of FAS 133, and not as reinsurance under FASB Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance under Short-Duration and Long-Duration Contracts.” FAS 133 establishes accounting and reporting standards for derivative instruments, and requires the Company to recognize the derivative instruments on the balance sheet at their fair value, with changes in fair value recognized in earnings. In determining the fair value of derivative instruments, management relies on quoted market spread data as an input to its internal valuation model. The valuation model considers among other things, the estimated remaining premium to be earned, the duration of the policy, the credit and change in credit quality since inception, and the current market pricing of credit default swaps in comparison to market pricing that was applicable at the transaction inception. Different valuation models may produce materially different results. The Company reviews its valuation model from time to time and may make enhancements as best-practices in the industry develop. Upon occurrence of specific credit events such as default, an appropriate case reserve is established to reflect the market value.

(h)	Foreign Currency Translation

Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS Statement 52, “Foreign Currency Translation” (“SFAS 52”). Monetary assets and liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date. Non monetary assets and liabilities are translated at historical rates. Revenues and expenses denominated in foreign currencies are translated at the prevailing rates when they are recognized. Foreign currency transaction gains and losses, arising primarily from cash denominated in foreign currencies are reflected in net income. The Company has recorded gains/(losses) from such foreign exchange items of $59,951, ($931,514), and $808,087 in 2006, 2005, and 2004 respectively.

(i)	Recent accounting pronouncements

In January and February of 2005, the SEC discussed with financial guaranty industry participants the diversity in practice with respect to their accounting policies for loss reserves. In June 2005, the FASB added a project to its agenda to consider the accounting by financial guaranty insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed and final documents are expected to be issued during 2007. When the FASB issues authoritative guidance on this matter, we and the rest of the financial guaranty industry may be required to change some aspects of our loss reserving policies, premium recognition and acquisition cost recognition. Until the authoritative guidance is issued, RAM Re intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). FAS 155 amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and resolves issues addressed in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are, with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and, as respects FAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the implications of FAS 155 on its financial statements but does not believe that its adoption is will have an impact on the Company’s results of operations or financial position.

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

Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company does not believe that its adoption will have an impact on our results of operations or financial position.

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

In February 2007, the FASB issued FAS No. 159 (“FAS 159”), Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The statement requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. The standard also requires companies to provide additional information to enable users of the financial statements to understand the company’s reasons for electing the fair value option and how changes in the fair values affect earnings for the period. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning on or before November 15, 2007. We are currently evaluating the potential impact this statement may have on our financial position and operating results.

(j)	Reclassifications
Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

(k)	Segment Information
The Company has one reportable segment, financial guaranty reinsurance, which provides financial guaranty reinsurance for public finance, structured finance and other obligations.

3           PLEDGED ASSETS

As of December 31, 2006 and 2005, the Company had investments at fair value of $329,849,055 and $288,897,773, respectively, invested in trust accounts for the benefit of ceding companies. Pursuant to the terms of the reinsurance agreements with ceding companies, the Company is required to secure its obligations with ceding companies and may not withdraw funds from these trust accounts without their express permission.

4           DERIVATIVE INSTRUMENTS

As of December 31, 2006, 2005, and 2004, included in the Company’s outstanding exposure are $5.5 billion, $3.3 billion, and $2.2 billion, respectively, in derivative instruments, consisting of credit default swaps, that have been fair valued under Statement of Financial Accounting Standards No. 133. These derivative instruments have an average legal term to maturity of 12.5 years, 11.8 years, and 10.9 years as of December 31, 2006, 2005, and 2004, respectively. In accordance with predominant industry practice, the Company believes that the most meaningful presentation of the financial statement impact of these derivative instruments is to record premiums as installments are received and changes in fair value as incurred. Changes in fair value are recorded in net unrealized gains (losses) on credit derivatives and in other assets/liabilities. The estimated income statement impact of derivative activity, by category, is as follows:

	2006	2005	2004

Gross premiums written	$5,759,807	$4,983,662	$2,324,752
Change in unearned premiums	(2,632,985)	(1,410,902)	21,243

Premiums earned	3,126,822	3,572,760	2,345,995
Acquisition expenses	(1,783,705)	(1,203,670)	(753,302)
Net unrealized gains (losses) on credit derivatives	(14,426)	(2,525,810)	2,757,435

Net income/(loss) from derivative instruments	$1,328,691	$(156,720)	$4,350,128

5           MAJOR CUSTOMERS

The Company derives the majority of its business from four United States based primary financial guaranty insurance companies namely Financial Security Assurance Inc., MBIA Insurance Corp., Ambac Assurance Corp. and Financial Guaranty Insurance Co. The four primary insurers accounted for 30%, 22%, 25%, and 12% in 2006, for 31%, 31%, 27%, and 7% in 2005, and for 38%, 39%, 20%, and 1% in 2004 of gross premiums written. This customer concentration results from the small number of primary insurance companies that are licensed to write financial guaranty insurance. The majority of the Company’s gross premiums written are derived from treaty agreements that are renewed on an annual basis. One of the four United States based primary financial guaranty insurance companies identified above is also related parties. Description of the relationship is discussed in Note 18 “Related party transactions.”

6           EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options outstanding during the period that could potentially result in the issuance of common stock. As of December 31, 2006, 2005 and 2004 there were no stock options that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Net Income	$41,052,840	$19,588,264	$24,734,145

Basic weighted-average shares	26,787,221	25,900,914	25,917,255
Effect of stock options	56,362	82,256	112,584
Diluted weighted-average shares	26,843,583	25,983,170	26,029,839

Basic EPS	$1.53	0.76	0.95
Diluted EPS	$1.53	0.75	0.95

7           INVESTMENTS

The amortized cost and estimated fair value of investments at December 31, 2006 and 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

2006:
Fixed interest securities:
Agencies	$86,144,714	$252,451	$842,064	$85,555,101
U.S. government obligations	70,410,817	243,127	1,347,841	69,306,103
Corporate debt securities	126,084,465	1,679,925	3,281,109	124,483,282
Municipal securities	11,719,818	750,275	93,955	12,376,137
Mortgage and asset-backed securities	279,767,252	1,009,358	3,866,811	276,909,799

	$574,127,066	$3,935,136	$9,431,780	$568,630,422

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

2005:
Fixed interest securities:
Agencies	$79,419,726	$33,932	$1,330,397	$78,123,261
U.S. government obligations	51,168,566	299,607	530,408	50,937,765
Corporate debt securities	117,944,867	2,126,687	2,968,458	117,103,096
Municipal securities	11,728,201	968,227	20,828	12,675,600
Mortgage and asset-backed securities	214,185,865	659,922	3,778,003	211,067,784

	$474,447,225	$4,088,375	$8,628,094	$469,907,506

The Company did not have an aggregate investment in a single entity, other than the US Treasury securities, in excess of 10% of total investments at December 31, 2006 and 2005.

The investments that have unrealized loss positions as of December 31, 2006 and 2005, aggregated by investment category and the length of time they have been in a continued unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

2006:
Fixed income securities
Agencies	$27,477,100	$200,646	$42,290,127	$641,418	$69,767,227	$842,064
U.S. government obligations	31,330,635	487,786	25,512,668	860,054	56,843,303	1,347,840
Corporate debt securities	23,699,150	255,552	82,133,028	3,025,557	105,832,178	3,281,109
Municipal securities	—	—	2,911,045	93,955	2,911,045	93,955
Mortgage and asset-backed securities	60,593,675	288,688	136,658,795	3,578,123	197,252,470	3,866,811

Total temporarily impaired securities	$143,100,560	$1,232,672	$289,505,663	$8,199,107	$432,606,223	$9,431,779

2005:
Fixed income securities
Agencies	$51,666,305	$651,699	$23,895,900	$678,698	$75,562,205	$1,330,397
U.S. government obligations	25,990,160	377,331	5,206,945	153,077	31,197,105	530,408
Corporate debt securities	41,869,036	725,702	54,992,076	2,242,756	96,861,112	2,968,458
Municipal securities	2,984,172	20,828	—	—	2,984,172	20,828
Mortgage and asset-backed securities	126,870,495	2,327,050	58,683,722	1,450,953	185,554,217	3,778,003

Total temporarily impaired securities	$249,380,168	$4,102,610	$142,778,643	$4,525,484	$392,158,811	$8,628,094

As of December 31, 2006, 114 out of 154 securities were in unrealized loss positions. As of December 31, 2006, 21 securities with total unrealized losses of $1,099,506 had continued losses for 6 months or less, 6 securities with total unrealized losses of $133,166 had continued losses for 7 months to 12 months and 87 securities with an unrealized loss of $8,199,108 had a continued loss for more than 12 months. The unrealized losses as of December 31, 2006 are attributed to the current interest rate environment and the Company believes the impairments to be temporary. The Company has the ability and intends to hold these investments until recovery.

The amortized cost and estimated fair value of fixed interest securities classified as available for sale as of December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

2006
Less than one year	$40,314,667	$40,252,192
Due after one year through five years	136,287,385	134,041,476
Due after five years through ten years	104,067,468	102,013,827
Due after ten years	293,457,546	292,322,927

	$574,127,066	$568,630,422

Proceeds from maturities and sales of investments in fixed interest securities available for sale during 2006, 2005, and 2004 were $118,996,819, $144,659,043, and $162,205,186 respectively. Gross gains of nil, $144,908 and $1,128,642 in 2006, 2005, and 2004, respectively, and gross losses of $1,002,055, $1,728,448, and $592,960 in 2006, 2005, and 2004, respectively, were realized on those sales.

Major categories of net investment income are summarized as follows:

	2006	2005	2004

Interest from debt securities and cash equivalents	$24,942,609	$19,970,950	$16,846,971
Net foreign exchange gains/(losses)	59,951	(931,514)	808,087
Interest income – shareholder loan	-	7,212	10,214
Investment expense	(766,458)	(845,162)	(841,185)

Net investment income	$24,236,102	$18,201,486	$16,824,087

8           REINSURANCE

On July 1, 2005, RAM Re entered into a retrocession agreement with an “AA” rated financial guaranty company to retrocede business that exceeds its single risk limits on a facultative basis, thereby limiting its exposure to loss from large individual risks. This retrocessional agreement does not relieve RAM Re from its obligation to the reinsured. As at December 31, 2006, premiums of $2.1 million have been retroceded as part of the treaty.

9           CONTINGENT CAPITAL AND CREDIT FACILITIES

RAM Re has contingent capital and credit facilities totalling $180 million, the details of which are discussed in the following:

As of December 31, 2006 and 2005, the Company maintained a $90,000,000 credit facility with major commercial banks. The facility may be drawn upon by the Company if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by the Company. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain instalment premiums and other collateral. The facility, which contains an annual renewal provision subject to approval by the banks, has a nine-year term ending on May 11, 2015. As of December 31, 2006 and 2005, no amounts were outstanding under this facility.

On February 3, 2006, RAM Re closed a $40.0 million contingent capital facility with two highly rated commercial banks. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover catastrophic losses, exceeding the minimum threshold, from municipal obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The $40.0 million facility has a seven-year term and has an annual renewal feature, subject to approval of the lenders. As of December 31, 2006 no amounts were outstanding under this facility.

On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50,000,000 in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50,000,000 of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of December 31, 2006, the perpetual put options have not been exercised. Expenses of $523,499, $638,204, and $611,644 relating to the establishment and operation of the facility for the years ended December 31, 2006, 2005, and 2004, respectively, have been charged directly to additional paid-in capital.

10         FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has estimated the fair value of certain financial instruments based upon market information using appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The fair values of investments are based on quoted market prices or dealer quotes. The carrying amounts of cash and cash equivalents, interest and premiums receivable, other assets, accounts payable and accrued liabilities and other liabilities are considered reasonable estimates of their fair values.

The fair values of the Company’s redeemable preferred shares and long term debt and accrued interest payable are assumed to approximate carrying value.

The carrying amount of unearned premiums represents the Company’s future earned premium revenue on policies where the premium was received at the inception of the policy and the risk is not yet expired. The fair value of the unearned premiums is the market value the Company would receive in the reinsurance market under current market conditions, we perceive the market value to approximate the carrying value. For instalment premiums, consistent with industry practice, there is no carrying amount since the Company will receive premiums on an instalment basis over the term of the reinsurance contract. Similar to the treatment of unearned premiums, the fair value of instalment premiums is estimated as the present value of the future contractual premiums that are expected to be received under a reinsurance agreement. The present value of future instalment premiums, discounted at a rate of 4.56% and 4.36%, is $161.4 million and $126.6 million at December 31, 2006 and 2005, respectively.

11         LOSSES AND LOSS EXPENSE RESERVE

The Company’s liability for losses and loss adjustment expenses consists of case basis loss reserves and an unallocated reserve. Movement in the provision for losses and loss adjustment expenses is summarized as follows:

	2006	2005	2004

Case basis loss reserves:
Balance – Beginning of year	$6,257,286	$5,149,198	$2,967,532
Less: Recoverables on paid losses	(1,279,503)	(1,167,575)	(1,641,375)
Net balance – Beginning of year	4,977,783	3,981,623	1,326,157
Additions to case reserves related to:
Current year	—	—	—
Prior years	(3,939,903)	7,533,852	4,089,754
Total additions to case reserves	(3,939,903)	7,533,852	4,089,754
Net losses paid related to:
Current year	—	—	—
Prior years	(1,055,744)	6,537,692	1,434,288
Total paid	(1,055,744)	6,537,692	1,434,288
Net balance – End of year	2,093,624	4,977,783	3,981,623
Add: Recoverables on paid losses	915,900	1,279,503	1,167,575
Balance – End of year	3,009,524	6,257,286	5,149,198
Unallocated loss reserve:
Balance – Beginning of year	10,337,582	10,343,528	10,853,931
Net provision/(release) for unallocated reserves established	1,158,672	(5,947)	2,075,479
Transfers to case reserves	—	—	(2,585,882)
Balance – End of year	11,496,254	10,337,581	10,343,528
Total losses and loss expense reserve	$14,505,778	$16,594,867	$15,492,726

Additions to case basis reserves of ($3,939,903) in 2006, $7,533,852 in 2005, and $4,089,754 in 2004 represent the Company’s proportionate share of loss reserves established by ceding companies and are based on notification by ceding companies and the judgment of management. The net unallocated reserve increase of $1,158,672 in 2006, decrease of $5,947 in 2005, and increase of 2,075,479 in 2004 are due primarily to the combination of increased exposures reinsured by the Company in the ordinary course of business and changes in unallocated reserve factors applied in estimating the unallocated loss reserve.

As of December 31, 2006, 2005, and 2004, recoverables on paid losses included $865,736, $701,719, and $1,025,373, respectively, in collateral certificates purchased by one of our ceding companies, MBIA (see Note 18 “Related party transactions”) in a foreclosure on assets underlying certain insured equipment trust lease obligations reinsured by the Company. The recoverable is recorded at its estimated fair value based on the estimated present value of lease payments over an average of 92 months, 15 months, and 27 months as of December 31, 2006, 2005, and 2004, respectively, and the estimated present value of the recovery value of the underlying assets. There are no assurances that the ultimate value received or recovered will not be materially different than the estimated fair value. As of December 31, 2006, the difference between the paid loss less lease payments received to date of $1,027,261 and the estimated fair value of $865,736 is $161,525. As of December 31, 2005, the difference between the paid loss less lease payments received to date of $1,202,952 and the estimated fair value of $701,719 is $501,233. As of December 31, 2004, the difference between the paid loss of $1,526,606 and the estimated fair value of $1,025,373 is $501,233. This change in fair value for the year ended December 31, 2006, 2005, and 2004, respectively, has been recorded as part of losses and loss adjustment expenses on the income statement. Subsequent to year end, the Company has received additional reimbursements totalling $63,431.

12         OUTSTANDING EXPOSURE

Financial guarantees are unconditional commitments that guaranty the performance of obligations under a debt service schedule. The Company’s potential liability in the event of non-performance by the issuer of the reinsured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable on such insured obligation. As of December 31, 2006 and 2005, the Company’s outstanding principal reinsured was $31.1 billion and $27.1 billion, respectively. If a primary financial guaranty insurance company pays a claim and has recourse through subrogation rights, the Company would benefit based on its proportionate share of risk.

Outstanding principal reinsured as of December 31, 2006 and 2005 by credit sector was (in billions):

	2006	2005

Asset-backed securities	$10.9	$9.6
General obligation and lease	5.7	5.3
Municipal utilities	2.9	2.7
Transportation	2.5	2.4
Sales and excise tax	2.3	2.0
Healthcare	2.2	1.8
Investor-owned utilities	1.6	1.1
Other	3.0	2.2

	$31.1	$27.1

Outstanding principal reinsured at December 31, 2006 and 2005 by geographic location was (in billions):

	2006	2005

Multi-state	$7.4	$6.8
International	6.7	5.3
California	2.3	2.0
New York	1.8	1.6
Florida	1.3	1.1
Texas	1.1	1.0
Other U.S. states	10.5	9.3

	$31.1	$27.1

The Company attempts to limit its exposure to credit risk through risk management guidelines, the objectives of which are to ensure that the Company maintains a reinsured portfolio that is of high quality and is sufficiently diversified to protect the Company from unexpected severe deterioration in any particular credit sector or geographic location.

13         PENSION AND PROFIT PARTICIPATION PLANS

The Company maintains qualified and non-qualified, non-contributory, defined contribution pension plans for the benefit of eligible employees. These plans are administered by a third party. The Company’s contributions are based upon a fixed percentage of employee compensation. Pension expense, which is funded as accrued, for the years ended December 31, 2006, 2005, and 2004 was $486,665, $443,975, and $628,921, respectively.

The Company maintains a rabbi trust for deferred compensation plans for executives. The rabbi trust holds assets such as cash, fixed income and equity securities in the form of mutual funds. These assets of the rabbi trust are consolidated with those of the Company and are reflected in other assets. These assets are classified as trading securities and reported at fair value with changes in fair value reflected in net investment income. The related deferred compensation obligation is carried at fair value and reflected in other liabilities with changes reflected as a corresponding increase or decrease to administrative expenses.

14         STOCK OPTION PLAN

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123R”), utilizing the prospective transition method. Under the prospective transition method, compensation costs recognized relate to the estimated fair value at the grant date of stock options granted subsequent to January 1, 2006 in accordance with FAS 123R. Prior to the adoption of FAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense in net income for stock options granted under the plan that had an exercise price equal to the fair value of the underlying common stock at the date of grant. In accordance with the provisions of FAS 123R, options granted prior to January 1, 2006, have not been restated to reflect the adoption of FAS 123R. For the periods ended December 31, 2006, 2005, and 2004, the Company recognized $101,950, $203,900 and nil, respectively, of compensation expense in the period for stock options with an exercise price less than the market value of the underlying common stock on the date of the grant.

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

Stock Options

The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options using the following weighted average assumptions as at December 31, 2006:

Twelve Months
Ended
December 31,
2006
Dividend yield	0%
Expected volatility	25.7%
Risk-free interest rate	4.9%
Expected life of options (in years)	5.42
Weighted-average grant-date fair value	$3.90

These assumptions are based on a number of factors as follows: (i) dividend yield was determined based on the company’s historical dividend payments which have been nil and expected dividend payments in the future which are also expected to be nil, (ii) expected volatility was determined using the historical volatility of the stock price, of the Company and similar companies within the financial guaranty industry, (iii) the expected term of the options is based on the period of time that the options granted are expected to be outstanding, and (iv) the risk free rate is the U.S. Treasury rate effective at the time of grant for the duration of the options granted. Compensation cost is recognized on a straight-line basis over the vesting period and is net of estimated forfeitures. At December 31, 2006, the weighted average grant date fair value, using FAS 123 for disclosure purposes, was $3.90.

As at December 31, 2006, there was $1.7 million of unrecognized compensation expense related to the stock options granted under FAS 123R which is expected to be recognized over the remaining service period of 3.4 years.

The following tables summarizes the stock option activity for the years ended December 31, 2006, 2005 and 2004:

12 Months Ended December	Number of	Weighted average	Weighted-Average	Aggregate
31, 2006	shares	exercise price per	Remaining	Intrinsic Value
		share	Contractual Life	(1)

Options
Outstanding – Beginning of year	752,700	$11.18
Purchased from employee	(31,200)	11.12
Forfeited	(46,800)	11.12
Granted during the period	466,804	13.42

Outstanding – End of period	1,141,504	12.10	6.59 years	$2,499,857

Exercisable – End of period	389,241	11.15	7.32 years	$1,216,491

Weighted average fair value per share of options granted during the period		$3.90

(1) The aggregate intrinsic value was calculated based on the market value of $14.29 as at December 31, 2006, and is calculated as the difference between the market value and the exercise price of the underlying options.

During the year ended December 31, 2006, the Company purchased from employees 31,200 options that were fully vested at an expense of $80,832.

12 Months Ended December	Number of	Weighted average	Weighted-Average	Aggregate
31, 2005	shares	exercise price per	Remaining	Intrinsic Value
		share	Contractual Life	(1)

Options
Outstanding – Beginning of year	1,408,420	$10.69
Purchased from employee	(478,920)	10.23
Forfeited	(344,500)	10.94
Granted during the period	167,700	12.06

Outstanding – End of period	752,700	11.18	8.37 years	$964,458

Exercisable – End of period	263,172	11.00	8.13 years	$386,153

Weighted average exercise price per share of options granted during the period(2)		$12.06

12 Months Ended December	Number of	Weighted average	Weighted-Average	Aggregate
31, 2004	shares	exercise price per	Remaining	Intrinsic Value
		share	Contractual Life	(1)

Options
Outstanding – Beginning of year	1,200,420	$10.53
Purchased from employee	(39,000)	10.03
Forfeited	(39,000)	10.03
Granted during the period	286,000	11.20

Outstanding – End of period	1,408,420	10.69	7.75 years	$1,867,843

Exercisable – End of period	927,238	10.56	7.08 years	$1,355,179

Weighted average exercise price per share of options granted during the period(2)		$11.20

(2) FAS 123R was adopted on January 1, 2006, prior to that stock options were accounted for under APB 25.

Restricted Share Units

The Company has granted restricted share units to employees of the Company. Restricted shares vest annually over a four year period.

The following table summarizes the restricted share unit activity for the year ended December 31, 2006:

		Weighted average
	Number of share	grant date fair value
	units	per share
Restricted Share Units
Nonvested – Beginning of year	—	—
Granted	20,032	$13.39
Vested	—	—
Forfeited	988	13.45

Nonvested – End of period	19,044	$13.39

The Company accrued $41,229 in compensation expense related to the restricted share units for the year to date. The compensation expense for restricted share units is expensed on a prorated basis over the vesting period. At December 31, 2006, there is unrecognized compensation expense related to the nonvested restricted share units of $213,708, which will be recognized over the weighted average remaining service period of 3.35 years.

Other

As of June 30, 2005, the Company entered into Payment Agreements that terminated both the Contingent Share Agreements and 472,420 vested Stock Options of three management employees. On June 30, 2006 the Company paid $1,632,959 to the employees and subsequently paid an additional $770,726 in the third quarter which represented the remaining value of the ultimate liability.

15         COMMITMENTS AND CONTINGENCIES

On July 1, 2005, the Company entered into a retrocession agreement with an “AA” rated financial guaranty company to retrocede business that exceeds its single risk limits on a facultative basis. As at December 31, 2006, the company has met the requirements under the agreement.

During 2004, the Company renewed its agreement to lease office space for the three years ending December 31, 2007. As of December 31, 2006, the future minimum commitment under the lease, for the year remaining, is $329,660. Rental expense for the aforementioned lease amounted to $329,735 in 2006, $329,660 in 2005, and $314,415 in 2004.

A downgrade of RAM Re’s ratings would have a material adverse affect on RAM Re’s ability to compete in the financial guaranty reinsurance industry and significantly decrease the value of the reinsurance provided. As at December 31, 2006, the Company’s financial strength and financial enhancement ratings are “Aa3” by Moody’s with a stable outlook, and its financial strength rating is “AAA” by Standard & Poor’s, with a negative outlook. A downgrade of these ratings would negatively affect the value of RAM Re’s reinsurance. On July 6, 2006, S&P confirmed RAM Re’s AAA rating but announced that it was revising its outlook for the rating from “stable” to “negative.” We do not believe that the change in outlook will have an adverse impact on our business. Under the current guidelines for assigning credit to reinsurance, if Standard & Poor’s were to downgrade RAM Re’s rating from “AAA” to “AA,” there would be an immediate 30% decrease in the benefits financial guarantors receive from ceding business to RAM Re based on Standard & Poor’s model. In addition to potential negative effects on future business, a downgrade of RAM Re’s rating would cause its competitive position in the reinsurance industry to suffer. If RAM Re experienced a rating downgrade, the ceding companies would have the ability under the reinsurance contracts to either reprice existing business via increases in the ceding commissions charged or recapture existing business. A downgrade of RAM Re’s ratings, or the placing of RAM Re’s ratings on credit watch or under review for a ratings downgrade, would also negatively affect its ability to negotiate favourable terms with ceding companies on a going-forward basis.

16         LONG-TERM DEBT

On March 26, 2004 RAM Holdings Ltd. issued $40,000,000 of unsecured senior notes (the “Notes”) to a qualified institutional buyer as defined in Rule 144A of the Securities Act. The term of the Notes is 20 years with the full principal amount due at maturity. The Notes rank pari passu in right of repayment with RAM Holding Ltd.’s other unsecured senior debt, of which there is currently none. The net proceeds from the Notes have been used to provide capital for RAM Reinsurance Company Ltd.

The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of RAM Holdings Ltd., in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and the Make Whole Amount, a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $2,750,000, $2,750,000 and $2,106,345, for the years ended December 31, 2006, 2005 and 2004 respectively, has been recorded.

17         REDEEMABLE PREFERENCE SHARES

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75,000,000. The preferred shares bear a non-cumulative, non mandatory dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon declaration by the board of directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. The Company can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that can be redeemed at the redemption price and a “make-whole” amount, amounting to dividends for the remainder of the period to December 15, 2016. As of December 31, 2006, no dividends have been declared or paid.

18         RELATED PARTY TRANSACTIONS

MBIA, one of the four major primary insurers, invested $25.4 million in our April 3, 2003 private offering of common shares of RAM Holdings and Holdings II. As of December 31, 2005, MBIA owned 11.4% of our aggregate issued and outstanding common shares. MBIA sold all of its RAM Holdings shares in our initial public offering, which closed on May 2, 2006, and is no longer a “related party.” Prior to the initial public offering, we engaged MBIA Capital, a wholly-owned subsidiary of the parent company to MBIA, to provide us with investment advisory and management services. We have agreed to pay an annual investment management fee payable quarterly in arrears based on the average market value of the assets under management for each quarter. In addition, we have agreed to reimburse custodian fees, transfer agent fees and brokerage costs, fees and commissions and certain other out-of -pocket expenses. An amount of $171,760 and $130,783 was payable as of December 31, 2006 and December 31, 2005, respectively, to MBIA Capital for these services.

In December 2003, two of our shareholders became investors in FGIC Corporation, an insurance holding company whose subsidiary FGIC is one of the four largest United States based primary financial guaranty insurance companies. In the ordinary course of business, we have entered into facultative reinsurance agreements with FGIC. In 2006 and 2005, gross written premiums ceded from FGIC accounted for 12% and 7% of total gross premiums written by us, respectively. Amounts due from FGIC as of December 31, 2006 and 2005 were $1,134,486 and $2,598 respectively and have been included in premiums receivable.

19         SHARE CAPITAL

On March 1, 2006, the Company increased authorized share capital to $10,000,000 from $2,000,000 resulting in authorized share capital of 90,000,000 common shares and 10,000,000 undesignated preference shares with a par value of $0.10 each. Shares issued and outstanding at December 31, 2005 have been retroactively adjusted to reflect this change as well as the share split described in Note 1. On May 2, 2006 in connection with the IPO, the Company issued 1,350,000 additional shares. Shares issued and outstanding as at December 31, 2006 and December 31, 2005 are 27,234,755 and 25,884,755, respectively.

20         TAXATION

The Company has received an undertaking from the Bermuda government exempting it from all local income, withholding and capital gains taxes until March 28, 2016. At the present time no such taxes are levied in Bermuda.

The Company does not consider itself to be engaged in trade or business in the United States and, accordingly, does not expect to be subject to United States taxation.

21         STATUTORY REQUIREMENTS

RAM Re is registered under the Bermuda Insurance Act 1978, amendments thereto and related Regulations (the “Act”), which require that they maintain minimum levels of solvency and liquidity. For the years ended December 31, 2006 and 2005 these requirements have been met. The minimum required statutory capital and surplus was $11.6 million and $10.5 million and actual statutory capital and surplus was $413.5 million and $290.6 million as of December 31, 2006 and 2005, respectively. The minimum required level of liquid assets was $221.4 million and $145.7 million and actual liquid assets were $629.2 million and $484.9 million as of December 31, 2006 and 2005, respectively.

The Act limits the maximum amount of the annual dividends paid by RAM Reinsurance without notification to, and in certain cases the approval of, the Bermuda Monetary Authority of such payment. The maximum amount of dividends that could be paid by RAM Reinsurance, without such notification, was $51.2 million and $37.6 million as at December 31, 2006 and 2005, respectively.

Statutory financial statements prepared under the Act differ from financial statements prepared in accordance with US GAAP due to the exclusion of non-admitted assets such as deferred policy acquisition costs, prepaid expenses and the fair value adjustment of derivative instruments.

22         QUARTERLY FINANCIAL INFORMATION (unaudited)

A summary of selected quarterly statement of operations information follows:

(in thousands, except per share data)
2006	First	Second	Third	Fourth
Gross written premiums	$14,576	$17,485	$23,509	$22,062
Net written premiums	14,576	17,485	23,086	20,339
Net earned premiums	10,706	11,602	15,056	11,472
Net investment income	5,395	5,746	6,143	6,952
Net realized investment gains (losses) and unrealized gains (losses) on credit derivatives	(222)	(547)	(8)	(239)
Loss and loss adjustment expenses	(1,099)	4,170	41	(331)
Other expenses	(8,167)	(8,809)	(8,983)	(7,825)
Net income	6,613	12,162	12,249	10,029
Earnings per share(2):
Basic (1)	$0.26	$0.45	$0.45	$0.37
Diluted(1)	$0.25	$0.45	$0.45	$0.37

(in thousands, except per share data)
2005	First	Second	Third	Fourth
Gross written premiums	$15,186	$15,441	$24,593	$12,927
Net written premiums	15,186	15,441	24,593	12,927
Net earned premiums	8,987	11,218	11,221	11,184
Net investment income	4,182	4,143	4,538	5,338
Net realized investment gains (losses) and unrealized gains (losses) on credit derivatives	(51)	(3,256)	(374)	(428)
Loss and loss adjustment expenses	(539)	(2,129)	(436)	(4,101)
Other expenses	(6,317)	(9,666)	(7,036)	(6,890)
Net income	6,262	310	7,913	5,103
Earnings per share(2):
Basic (1)	$0. 24	$0.01	$0.31	$0.20
Diluted(1)	$0.24	$0.01	$0.30	$0.19

(1)	Basic and diluted EPS prior to the second quarter 2006 are based on shares outstanding prior to the IPO.
(2)

Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                  Controls and Procedures.

Internal Controls. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Evaluation of Disclosure Controls and Procedures. RAM Holdings Ltd.’s management, with the participation of RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of RAM Holdings Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, all material information relating to the Company’s disclosure controls and procedures was received in a timely fashion and disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by RAM Holdings Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act. During the twelve months ended 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the third quarter of 2006, Ernst & Young were appointed by the board of directors as the Company’s internal auditors.

Item 9B.                  Other Information.

None.

Part III

Item 10.                  Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is contained under the captions “Information about Directors, Corporate Governance and Director Compensation” and “Information about Executives and Executive Compensation” in the Proxy Statement, dated on or about March 21, 2007 (the “Proxy Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

We have adopted a written code of ethics, the “RAM Holdings Ltd. Code of Conduct,” that is applicable to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code is filed herewith, and is available on our website. We will disclose any changes in or waivers from our code of ethics applicable to any Selected Officer on our website at http://www.ramre.com.

Item 11.                  Executive Compensation.

The information required in response to this Item is contained under the caption “Information about Executives and Executive Compensation” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is contained under the caption “Information about the Ownership of our Common Shares” in the Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference herein.

Equity Compensation Plan Information

          The following table provides information about securities authorized for issuance under our equity compensation plans as of December 31, 2006:

	Number of securities to be	Weighted average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options, warrants	outstanding options,	equity compensation plans (excluding
	and rights	warrants and rights	securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation
plans approved by
security holders (1)	1,160,548 (2)	$12.10 (3)	1,984,152 (4)
Equity compensation
plans not approved by
security holders	N/A	N/A	N/A
Total	1,160,548	$12.10	1,984,152

(1)	Consists of the following equity compensation plans: the 2001 Stock Option Plan and the 2006 Equity Plan.
(2)

Consists of (i) 466,804 shares subject to outstanding share options and 19,044 share subject to unvested restricted share units under the 2006 Equity Plan and (ii) 674,700 share subject to outstanding share options under the 2001 Stock Option Plan.

(3)	Excludes 19,044 shares issuable under unvested restricted share units.

(4)

Consists of 2,470,000 shares available for issuance under the 2006 Equity Plan to our officers, directors, and employees. The 2001 Stock Option Plan has been terminated and no further grants will be made under that plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required in response to this Item is contained under the caption “Information about Directors, Corporate Governance and Director Compensation – Independence” and “Information about Directors, Corporate Governance and Director Compensation – Transactions with Related Persons, Promoters and Certain Control Persons” in the Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required in response to this Item is contained under the caption “Information about Directors, Corporate Governance and Director Compensation – Principal Accountant Fees and Services” in the Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference herein.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Index to Financial Statements

          The following financial statements of RAM Holdings Ltd. have been included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

          The following financial statement schedules are filed as part of this report:

Schedule	Title
II	Condensed Financial Information of Registrant (Parent Company Only)
IV	Reinsurance

       The report of the Registrant’s independent registered public accounting firm with respect to the above listed financial statement schedules is included with the schedules.

       All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

3 .1	Certificate of Incorporation and Memorandum of Association of RAM Holdings Ltd. (incorporated by reference, to
Exhibit 3.1 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).
3 .2	Form of Amended and Restated Bye-laws of RAM Holdings Ltd. (incorporated by reference, to Exhibit 3.2 of the
Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).
4 .1	Specimen Common Share Certificate (incorporated by reference, to Exhibit 4.1 of the Registrant’s Amended
Registration Statement on Form S-1/A (File No. 333-131763)).
4 .2	Fiscal Agency Agreement dated as of March 26, 2004 between RAM Holdings Ltd. and The Bank of New York, as fiscal agent (incorporated by reference, to Exhibit 4.2 of the Registrant’s Amended Registration Statement on Form
S-1/A (File No. 333-131763)).
4 .3	6.875% Senior Note, dated March 26, 2004, from RAM Holdings Ltd. to Cede & Co., for $40.0 million
(incorporated by reference, to Exhibit 4.3 of the Registrant’s Amended Registration Statement on Form S-1/A (File
No. 333-131763)).
4 .4	Certificate of Designations of Non-Cumulative Preference Shares, Series A of RAM Holdings Ltd. (incorporated by reference, to Exhibit 4.1 of the Registrant’s Report on Form 8-K, dated December 14, 2006)
4 .5	Form of Series A Preference Share Certificate (incorporated by reference, to Exhibit 4.2 of the Registrant’s Report on Form 8-K, dated December 14, 2006)
4 .6	Replacement Capital Covenant (incorporated by reference, to Exhibit 4.3 of the Registrant’s Report on Form 8-K,
dated December 14, 2006)
4 .7	Registration Rights Agreement with respect to the Non-Cumulative Preference Shares, Series A (incorporated by reference, to Exhibit 4.4 of the Registrant’s Report on Form 8-K, dated December 14, 2006)
10 .1	Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto (incorporated by reference, to Exhibit 10.1 of the Registrant’s Amended Registration Statement on Form S-
1/A (File No. 333-131763)).

10 .2	Amalgamation Agreement between the Registrant and RAM Holdings II Ltd. (incorporated by reference, to Exhibit
10.2 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).
10 .3	Amended Employment Agreement, between the Registrant and Vernon M. Endo (incorporated by reference, to
Exhibit 10.3 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †
10 .4	Amended Employment Agreement, between the Registrant and Richard Lutenski (incorporated by reference, to
Exhibit 10.4 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †
10 .5	Amended Employment Agreement, between the Registrant and David K. Steel (incorporated by reference, to
Exhibit 10.5 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †
10 .6	Employment Agreement, between the Registrant and James P. Gerry (incorporated by reference, to Exhibit 10.7 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †
10 .7	Employment Agreement, between the Registrant and Victoria W. Guest (incorporated by reference, to Exhibit 10.2 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †
10 .8	2000 Supplemental Retirement Plan (incorporated by reference, to Exhibit 10.8 of the Registrant’s Amended
Registration Statement on Form S-1/A (File No. 333-131763)). †
10 .9	2001 Stock Option Plan (incorporated by reference, to Exhibit 10.9 of the Registrant’s Amended Registration
Statement on Form S-1/A (File No. 333-131763)). †
10 .10	2006 Equity Plan (incorporated by reference, to Exhibit 10.10 of the Registrant’s Amended Registration Statement
on Form S-1/A (File No. 333-131763)). †
10 .11	Form of Indemnification Agreement entered into by the Registrant and its officers and directors (incorporated by reference, to Exhibit 10.14 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-
131763)).
10 .12	Lease Agreement, dated January 1, 2005 between Field Real Estate (Holdings) Limited and RAM Reinsurance
Company Ltd. (incorporated by reference, to Exhibit 10.15 of the Registrant’s Amended Registration Statement on
Form S-1/A (File No. 333-131763)).
10 .13	Amended and Restated Credit Agreement, dated as of June 22, 2005, among RAM Reinsurance Company Ltd., various banks and Norddeutsche Landesbank Girozentrale, New York Branch, as agent (incorporated by reference, to Exhibit 10.16 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).
10 .14	Credit Agreement among RAM Reinsurance Company Ltd., various banks and Bayerische Landesbank, New York
Branch, as agent (incorporated by reference, to Exhibit 10.17 of the Registrant’s Amended Registration Statement
on Form S-1/A (File No. 333-131763)).
10 .15	Put Option Agreement dated as of December 23, 2003 between RAM Reinsurance Company Ltd. and Blue Water
Trust I (incorporated by reference, to Exhibit 10.18 of the Registrant’s Amended Registration Statement on Form S-
1/A (File No. 333-131763)).
10 .16	Certificate of Designation, Preferences and Rights of Class B Preference Shares of RAM Reinsurance Company
Ltd. (incorporated by reference, to Exhibit 10.19 of the Registrant’s Amended Registration Statement on Form S-
1/A (File No. 333-131763)).
10 .17	Form of RAM Holdings Ltd. Share Option Award Agreement for Employees (incorporated by reference, to Exhibit
10.10 of the Registrant’s Report on Form 10-Q, for the quarter ended June 30, 2006) †
10 .18	Form of RAM Holdings Ltd. Share Option Award Agreement for Non-Employee Directors (incorporated by reference, to Exhibit 10.11 of the Registrant’s Report on Form 10-Q, for the quarter ended June 30, 2006) †
10 .19	Form of RAM Holdings Ltd. Restricted Share Unit Award Agreement (incorporated by reference, to Exhibit 10.12 of the Registrant’s Report on Form 10-Q, for the quarter ended June 30, 2006) †
10 .20	Form of RAM Holdings Ltd. Restricted Share Unit Award Agreement [Annual Bonus Award] (incorporated by reference, to Exhibit 10.13 of the Registrant’s Report on Form 10-Q, for the quarter ended June 30, 2006) †
10 .21	Investment Management Agreement, effective May 1, 2003, between RAM Reinsurance Company Ltd. and MBIA
Capital Management Corp.
14 .1	Code of Conduct
21 .1	Subsidiaries of the registrant.
23.1	Consent of PricewaterhouseCoopers
24 .1	Power of Attorney (included as part of the signature pages)
31 .1	Certification of the Chief Executive Officer of RAM Holdings Ltd. filed herewith pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
31 .2	Certification of the Chief Financial Officer of RAM Holdings Ltd. filed herewith pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32 .1	Certification of the Chief Executive Officer of RAM Holdings Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32 .2	Certification of the Chief Financial Officer of RAM Holdings Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Indicates management contract or compensatory plan.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAM Holdings Ltd.

/s/ Vernon M. Endo
Vernon M. Endo
President and Chief Executive Officer
March 9, 2007

Power of Attorney and Signatures

          We, the undersigned directors and officers of RAM Holdings Ltd., hereby severally appoint Vernon M. Endo and Richard Lutenski, with full powers of substitution and resubstitution, our true and lawful attorney, with full powers to sign for us, in our names and in the capacities indicated below, any and all amendments to such 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that such attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Steven J. Tynan	Chairman of the Board; Director	March 9, 2007
Name: Steven J. Tynan

/s/ Vernon M. Endo	President and Chief Executive	March 9, 2007
Name: Vernon M. Endo	Officer and Director (principal
executive officer)

/s/ Richard Lutenski	Chief Financial Officer (principal	March 9, 2007
Name: Richard Lutenski	financial officer)

/s/ Laryssa Yuel	Financial Controller (principal	March 9, 2007
Name: Laryssa Yuel	accounting officer)

/s/ Edward F. Bader	Director	March 9, 2007
Name: Edward F. Bader

/s/ Victor J. Bacigalupi	Director	March 9, 2007
Name: Victor J. Bacigalupi

/s/ David L. Boyle	Director	March 9, 2007
Name: David L. Boyle

/s/ Allan S. Bufferd	Director	March 9, 2007
Name: Allan S. Bufferd

/s/ Daniel C. Lukas	Director	March 9, 2007
Name: Daniel C. Lukas

/s/ Mark F. Milner	Director	March 9, 2007
Name: Mark F. Milner

/s/ Steven S. Skalicky	Director	March 9, 2007
Name: Steven S. Skalicky

/s/ Dirk A. Stuurop	Director	March 9, 2007
Name: Dirk A. Stuurop

/s/ Conrad P. Voldstad	Director	March 9, 2007
Name: Conrad P. Voldstad

Schedule II
RAM Holdings Ltd. (Parent Company)
Condensed Balance Sheets
(in thousands of U.S. dollars)

	As of December 31,
	2006	2005
Assets
Investments in subsidiaries	$491,238	$360,341
Cash and cash equivalents	37	37
Intercompany receivable	2,052	2,401
Other assets	1,633	570
Total assets	$494,960	$363,349
Liabilities and shareholders’ equity
Liabilities
Long term debt	$40,000	$40,000
Redeemable preferred shares	75,000	—
Other liabilities	693	693
Total liabilities	115,693	40,693
Total shareholders’ equity	379,267	322,656
Total liabilities and shareholders’ equity	$494,960	$363,349

Schedule II
RAM Holdings Ltd. (Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2006, 2005 and 2004

(in thousands of U.S. dollars)

	2006	2005	2004
Revenues
Dividends from subsidiary	$2,750	$2,757	$1,460
Equity in undistributed earnings of subsidiary	41,090	19,612	25,404
Total revenues	43,840	22,369	26,864
Expenses
General and administrative expenses	37	32	24
Interest expense	2,750	2,750	2,106
Total expenses	2,787	2,781	2,130
Net income	$41,053	$19,588	$24,734

Schedule II
RAM Holdings Ltd. (Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(in thousands of U.S. dollars)

	2006	2005	2004
Cash flows from operating activities
Net income	$41,053	$19,588	$24,734
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed net income of Subsidiary	(41,090)	(19,612)	(25,404)
Amortization of debt discount	6	6	5
Amortization of deferred expenses	30	24	18
Deferred expenses	—	—	(500)
Discount on long term debt	—	—	(126)
Accrued interest payable	—	—	693
Due from shareholders	—	69	(10)
Related party (receivables)/payables	349	(176)	—
Net cash flows provided by operating activities	348	(101)	(590)
Investing activities
Net Contributions (to)/from subsidiaries	(90,842)	440	—
Purchase of preferred shares in subsidiary	—	—	(39,374)
Net cash flows used by investing activities	(90,842)	440	(39,374)
Financing activities
Proceeds from issuance of preferred shares	73,902	—	—
Net proceeds from issuance of long term debt	—	—	40,000
Loan repayment from shareholder	—	100	—
Shares issued (redeemed)	16,592	(440)	—
Net cash flows used in financing activities	90,494	(340)	40,000
Increase (decrease) in cash and cash equivalents	—	(1)	36
Cash and cash equivalents at beginning of period	37	38	2
Cash and cash equivalents at end of period	$37	$37	$38

Supplemental cash flow disclosures:
Long term debt interest paid	$2,750	$2,750	$2,106

Schedule II
RAM Holdings Ltd. (Parent Company)
Notes to the Condensed Financial Information
For the years ended December 31, 2006, 2005 and 2004

The condensed financial information of RAM Holdings Ltd. for the years ended December 31, 2006, 2005 and 2004, should be read in conjunction with the consolidated financial statements of RAM Holdings Ltd. and the notes thereto.

Schedule IV—Reinsurance
Net Earned Premiums (in millions of U.S. dollars):
	For the Year Ended December 31, 2006
					Percentage of
Type of Business:	Direct	Ceded	Assumed	Net
Financial guaranty	$ —	$0.1	$48.9	$48.8	102.0%
	$ —	$0.1	$48.9	$48.8	102.0%

	For the Year Ended December 31, 2005
					Percentage of
Type of Business:	Direct	Ceded	Assumed	Net
Financial guaranty	$ —	$—	$42.6	$42.6	100.0%
	$ —	$—	$42.6	$42.6	100.0%

	For the Year Ended December 31, 2004
					Percentage of
Type of Business:	Direct	Ceded	Assumed	Net
Financial guaranty	$ —	$—	$34.7	$34.7	100.0%
	$ —	$—	$34.7	$34.7	100.0%