Form 10-Q
period 2007-03-31
RAM Holdings Ltd.
filed 2007-05-10
CIK 1352713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes [X]                No [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]           Accelerated filer [   ]           Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No [X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Shares, $0.10 par value per share	27,234,755 shares

RAM HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
Balance Sheets (unaudited) as of March 31, 2007 and December 31, 2006
Statements of Operations (unaudited) for the Three Months Ended March 31, 2007 and 2006
Statements of Comprehensive Income (unaudited) for the Three Months Ended March 31, 2007 and 2006
Consolidated Statements of Shareholders’ Equity and Retained Earnings (unaudited) for the Three Months Ended
March 31, 2007
Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2007 and 2006
Notes to Consolidated Financial Statements (unaudited)
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
Exhibit Index
Ex – 31.1
Ex – 31.2
Ex – 32.1
Ex – 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RAM Holdings Ltd.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006

Assets
Investments: Fixed-maturity securities, held as available for sale, at fair value (amortized	$589,665,632	$568,630,422
cost of $593,588,038 and $574,127,066)
Cash and cash equivalents	48,297,737	51,948,013
Accrued investment income	4,655,534	5,226,554
Premiums receivable	2,626,678	3,464,155
Recoverable on paid losses	2,143,747	915,900
Deferred policy acquisition costs	76,202,671	73,837,638
Prepaid reinsurance premiums	2,062,623	2,091,354
Fixed assets	61,703	72,926
Deferred expenses	1,876,559	1,917,520
Prepaid expenses	1,582,537	184,626
Other assets	3,546,874	3,614,194
Total assets	$732,722,295	$711,903,302

Liabilities and Shareholders’ Equity
Liabilities
Loss and loss adjustment expense reserve	$13,920,501	$14,505,778
Unearned premiums	202,497,558	194,322,365
Reinsurance balances payable	-	1,210,683
Accounts payable and accrued liabilities	2,592,591	3,458,188
Long-term debt	40,000,000	40,000,000
Redeemable preference shares ($1000 par value; authorized shares – 75,000; issued and
outstanding shares – 75,000 at March 31, 2007 and December 31, 2006)	75,000,000	75,000,000
Accrued interest payable	-	693,150
Other liabilities	3,411,007	3,445,924
Total liabilities	337,421,657	332,636,088

Commitments and Contingencies

Shareholders’ Equity
Common shares ($0.10 par value; authorized shares - 100,000,000 and 45,000,000; issued
and outstanding shares – 27,234,755 shares at March 31, 2007 and December 31, 2006)	2,723,476	2,723,476
Additional paid-in capital	227,572,383	227,436,840
Accumulated other comprehensive loss	(3,922,407)	(5,496,643)
Retained earnings	168,927,186	154,603,541
Total shareholders’ equity	395,300,638	379,267,214
Total liabilities and shareholders’ equity	$732,722,295	$711,903,302

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	Consolidated	Combined
	2007	2006
Revenues:
Gross written premiums	$22,158,097	$14,575,654
Ceded premiums	-	-
Net written premiums	22,158,097	14,575,654
Change in unearned premiums	(8,203,924)	(3,869,995)
Net earned premiums	13,954,173	10,705,659
Net investment income	7,645,182	5,394,578
Net realized investment losses on sale of investments	-	(219,763)
Net unrealized gains (losses) on credit derivatives	(30,832)	(2,711)
Total revenues	21,568,523	15,877,763
Expenses:
Loss and loss adjustment expenses	(1,014,402)	1,099,237
Acquisition expenses	4,857,550	3,944,751
Operating expenses	2,719,881	3,539,235
Interest expense	681,849	681,849
Total expenses	7,244,878	9,265,072
Net income	$14,323,645	$6,612,691
Net income per common share:
Basic	$0.53	$0.26
Diluted	$0.52	$0.25
Weighted-average number of common shares outstanding:
Basic	27,234,755	25,884,755
Diluted	27,353,821	25,943,860

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	Consolidated	Combined
	2007	2006
Net income	$14,323,645	$6,612,691
Other comprehensive income (loss)
Change in unrealized appreciation/(depreciation) of investments	1,574,236	(7,578,776)
Less: Reclassification adjustment for net realized losses included in net income	-	219,763
Other comprehensive income (loss)	1,574,236	(7,798,539)
Comprehensive income (loss)	$15,897,881	$(1,185,848)

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statement of Shareholders’ Equity and Retained Earnings
For Three Months Ended March 31, 2007
(Unaudited)

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income/(Loss)	Earnings	Total

Balance, January 1, 2007	$2,723,476	$227,436,840	$(5,496,643)	$154,603,541	$379,267,214
Committed preferred shares expenses	—	(72,916)	—	—	(72,916)
Non-cash compensation	—	208,459	—	—	208,459
Net income	—	—	—	14,323,645	14,323,645
Other comprehensive income	—	—	1,574,236		1,574,236
Balance, March 31, 2007	$2,723,476	$227,572,383	$(3,922,407)	$168,927,186	$395,300,638

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	Consolidated	Combined
	2007	2006
Cash flows from operating activities:
Net income	$14,323,645	$6,612,691
Adjustments to reconcile net income to net cash flows provided by (used in)
operating activities:
Net realized losses on sale of investments	—	219,763
Depreciation and amortization	53,929	40,715
Amortization of debt discount	1,570	1,581
Net unrealized losses on credit derivatives	30,832	2,711
Amortization of bond premium and discount	17,800	107,316
Non-cash compensation	208,459	36,250
Accrued investment income	571,020	1,216,088
Premiums receivable	837,477	(840,221)
Recoverables on paid losses	(1,227,847)	25,178
Deferred policy acquisition costs	(2,365,033)	(970,671)
Prepaid reinsurance premiums	28,731	—
Prepaid expenses	(1,397,911)	(1,082,568)
Deferred expenses	478	(1,663)
Loss and loss adjustment expenses	(585,277)	2,388,310
Unearned premiums	8,175,193	3,869,995
Reinsurance balances payable	(1,210,683)	—
Accounts payable and accrued liabilities	(865,597)	(1,247,163)
Share based compensation liabilities	—	(416,865)
Accrued interest payable	(693,150)	(693,152)
Net cash flows provided by operating activities	15,903,636	9,268,295

Cash flows from investing activities:
Proceeds from sales of investments	13,793,395	16,578,434
Purchases of investments	(146,058,260)	(26,845,885)
Proceeds on maturities of investments	112,786,091	102,624
Purchases of fixed assets	(2,222)	—
Net cash flows used in investing activities	(19,480,996)	(10,164,827)

Cash flows from financing activities:
Committed preferred shares expenses	(72,916)	(133,650)
Net cash flows used in provided by financing activities	(72,916)	(133,650)

Net increase in cash and cash equivalents	(3,650,276)	(1,030,182)
Cash and cash equivalents - Beginning of period	51,948,013	6,070,420
Cash and cash equivalents - End of period	$48,297,737	$5,040,238

Supplemental cash flow disclosure:
Interest paid on long term debt	$1,375,000	$1,375,000

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Notes to Consolidated Financial Statements
March 31, 2007
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

On May 1, 2006, the Board of Directors and shareholders approved a 10 for 1 stock split of the common shares of the Company and, in addition, issued bonus shares on a 0.3 for 1 basis, effectively resulting in a 13:1 stock split. As a result of this action 23,893,620 additional shares were issued and the par value of all shares became $0.10 per share. Prior to this the par value of the common shares was $1.00 per share. As a result of the bonus shares, $597,341 was transferred from additional paid in capital to common shares. All references to number of common shares and per common share amounts have been restated to reflect the retroactive effect of the effective 13:1 stock split for all periods presented.

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

2. Basis of Preparation

The interim unaudited consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). These statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006 for RAM Holdings Ltd. included in the Company’s 10-K, filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements prepared reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates. The December 31, 2006 balance sheet included in these statements was derived from audited financial statements. The results of operations for the three months ending March 31, 2007 may not be indicative of the results that may be expected for the full year.

3. Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006. The following significant accounting policy provides an update to that included under the same caption in the Company’s Form 10-K.

Reinsurance

In the ordinary course of business, the Company assumes and cedes business with other insurance and reinsurance companies. These agreements provide greater diversification of business and may minimize the net potential loss from large risks. Retrocessional contracts do not relieve the Company of its obligation to the reinsured. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers relating to the unexpired terms of the reinsurance contracts in force. The Company currently has one retrocessional agreement which requires a minimum of $1 million written premiums to be ceded by December 31, 2007. At as March 31, 2007 there has been no premiums ceded under this agreement.

4. Recent Accounting Pronouncements

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft outlines accounting considerations by financial guaranty insurers for claims liability recognition, premium revenue recognition, unearned premiums and disclosures. Comments on the Exposure Draft are due by June 18, 2007. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium, and unearned premium recognition, and these changes could have a material effect. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the Exposure Draft. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). FAS 155 amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and resolves issues addressed in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are, with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and, as respects FAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS 155 is effective for the Company for all financial instruments acquired or issued after January 1, 2007. The adoption of FAS 155 did not have any impact on the Company’s operating results or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for the Company as of January 1, 2007. The Company’s adoption of FIN 48 did not have any impact on our results of operations or financial position.

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

In February 2007, the FASB issued FAS No. 159 (“FAS 159”), Fair Value Option for Financial Assets and Financial Liabilities . This statement provides companies with an option to report selected financial assets and liabilities at fair value. The statement requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. The standard also requires companies to provide additional information to enable users of the financial statements to understand the company’s reasons for electing the fair value option and how changes in the fair values affect earnings for the period. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning on or before November 15, 2007. We are currently evaluating the potential impact this statement may have on our financial position and operating results.

5. Derivative Instruments

RAM Re has reinsured derivative instruments consisting primarily of credit default swaps that it intends to reinsure for the full term of the contract. Management considers these derivative instruments to be a normal extension of its financial guaranty reinsurance business. All derivative instruments are recognized on the balance sheet at their estimated fair value since they do not qualify for the financial guarantee scope exception under Statement of Financial Accounting Standard No. 149 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 149”). Changes in fair value are recognized as unrealized gains/(losses) in net income. In determining the fair value of derivative instruments, management relies on quoted market spread data as an input to its internal valuation model. The change in fair value of these derivative contracts for the three months ending March 31, 2007 and 2006 was ($30,832) and ($2,711), respectively.

6. Earnings Per Share

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares issued and outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and restricted stock outstanding during the period that could potentially result in the issuance of common stock. As at March 31, 2007 and 2006, there were 255,330 and 45,500 stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive.

	Three Months Ended
	March 31
	2007	2006
	( in thousands, except per share amounts)
Net income	$14,324	$6,613

Basic weighted-average shares	27,234,755	25,884,755
Effect of stock options	119,066	59,105
Diluted weighted-average shares	27,353,821	25,943,860
Basic EPS	$0.53	$0.26
Diluted EPS	$0.52	$0.25

7. Contingent capital and credit facilities

RAM Re has contingent capital and credit facilities totaling $180 million, the details of which are discussed in the following:

As of March 31, 2007 and December 31, 2006, the Company maintained a $90,000,000 credit facility with major commercial banks. The facility may be drawn upon by the Company if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by the Company. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual renewal provision subject to approval by the banks, has a term ending on May 11, 2015. As of March 31, 2007, no amounts were outstanding under this facility. The Company also maintained a second $40.0 million contingent capital facility with two highly rated commercial banks as of March 31, 2007 and 2006. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover losses exceeding the minimum threshold from municipal obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The $40.0 million facility has a seven-year term and has an annual renewal feature, subject to approval of the lenders. As of March 31, 2007 no amounts were outstanding under this facility.

On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50,000,000 in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50,000,000 of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by

Moody’s. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of March 31, 2007, the perpetual put options have not been exercised. Expenses of $72,916 and $133,650 relating to the establishment and operation of the facility for the period ended March 31, 2007 and 2006, respectively, have been charged directly to additional paid-in capital.

8. Long-term debt

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

The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of Holdings, in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and the Make Whole Amount, a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $681,849 has been recorded for each of the three months ending March 31, 2007 and 2006.

9. Redeemable Preferred Shares

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75,000,000. The preferred shares bear a non-cumulative, non mandatory dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon declaration by the board of directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. The Company can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that may be effected at the redemption price and a “make-whole” amount, amounting to dividends for the remainder of the period to December 15, 2016. As of March 31, 2007, no dividends have been declared or paid. Subsequent to March 31, 2007, the Company declared a dividend on May 3, 2007 in the amount of $2,912,500 with a record date of May 30, 2007 and a payment date of June 15, 2007.

10. Stock Based Compensation Plan

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123R”), utilizing the prospective transition method. Under the prospective transition method, recognized compensation costs relate to the estimated fair value at the grant date of stock options granted subsequent to January 1, 2006 in accordance with FAS 123R. Prior to the adoption of FAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense in net income for stock options granted under the plan that had an exercise price equal to the fair value of the underlying common stock at the date of grant. In accordance with the provisions of FAS 123R, options granted prior to January 1, 2006, have not been restated to reflect the adoption of FAS 123R. For the periods ended March 31, 2007 and March 31, 2006, the Company recognized $116,933 and $10,763, respectively, of compensation expense in the period for stock options with an exercise price less than the market value of the underlying common stock on the date of the grant. At March 31, 2007, the weighted average grant date exercise price, using FAS 123 for disclosure purposes, was $13.48.

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

Stock Options

The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options using the following weighted average assumptions as at March 31, 2007:

Three Months
Ended
March 31,
2007
Dividend yield	0%
Expected volatility	24.41%
Risk-free interest rate	4.8%
Expected life of options (in years)	5.44
Weighted-average grant-date fair value	$4.01

These assumptions are based on a number of factors as follows: (i) dividend yield was determined based on the company’s historical dividend payments which have been nil and expected dividend payments in the future which are also expected to be nil, (ii) expected volatility was determined using the historical volatility of the stock price of the Company and of similar companies within the financial guaranty industry, (iii) the expected term of the options is based on the period of time that the options granted are expected to be outstanding, and (iv) the risk free rate is the U.S. Treasury rate effective at the time of grant for the duration of the options granted. Compensation cost is recognized on a straight-line basis over the vesting period and is net of estimated forfeitures.

As at March 31, 2007, there was $2.6 million of unrecognized compensation expense related to the stock options granted under FAS 123R which is expected to be recognized over the remaining service period of 4.1 years.

The following table summarizes the stock option activity for the three months ended March 31, 2007:

	Number of	Weighted average	Weighted-Average	Aggregate
	shares	exercise price per	Remaining	Intrinsic Value
		share	Contractual Life	(1)

Options
Outstanding – Beginning of year	1,141,504	$12.10
Purchased from employee	-	-
Forfeited	-	-
Granted during the period	286,557	16.01

Outstanding – End of period	1,428,061	12.88	6.25 years	$3,621,463

Exercisable – End of period	426,723	11.17	7.07 years	$1,740,739

Weighted average fair value per share of options
granted during the period		$4.18

(1) The aggregate intrinsic value was calculated based on the market value of $15.25 as at March 31, 2007, and is calculated as the difference between the market value and the exercise price of the underlying options.

Restricted Share Units

The Company has granted restricted share units to employees of the Company. Restricted shares vest annually over a four year period.

The following table summarizes the restricted share unit activity for the three months ended March 31, 2007:

	Number of	Weighted average
	share units	grant date fair
		value per share

Restricted Share Units
Nonvested – Beginning of year	19,044	$13.39
Granted	48,079	16.19
Vested	—	—
Forfeited	(2,148)	13.45

Nonvested – End of period	64,975	$15.46

The Company accrued $36,311 in compensation expense related to the restricted share units for the year to date. The compensation expense for restricted share units is expensed on a prorated basis over the vesting period. At March 31, 2007, there is unrecognized compensation expense related to the nonvested restricted share units of $926,853, which will be recognized over the weighted average remaining service period of 3.69 years.

11. Share Capital

On March 1, 2006, the Company increased authorized share capital to $10,000,000 from $2,000,000 resulting in authorized share capital of 90,000,000 common shares and 10,000,000 undesignated preference shares with a par value of $0.10 each. On May 2, 2006 in connection with the IPO, the Company issued 1,350,000 additional shares. Shares issued and outstanding as at March 31, 2007 and December 31, 2006 are both 27,234,755.

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

  downgrades of our financial strength ratings from the rating agencies;
  our inability to execute our business strategy;
  reduction in the amount of reinsurance ceded by one or more of our principal primary insurers;
  contract cancellations;
  more severe or frequent losses associated with our reinsurance products;
  dependence on customers;
  decreased demand for our reinsurance or increased competition in our markets;
  regulatory or legislative developments;
  loss of key personnel;
  technological developments;
  the effects of mergers, acquisitions and divestitures;
  changes in accounting policies or practices;
  changes in general economic, credit, interest rate or foreign currency environment; and
  other risks and uncertainties that have not been identified at this time.

RAM is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our periodic reports filed with the Securities and Exchange Commission.

Overview

RAM Holdings Ltd. is a Bermuda-based provider of financial guaranty reinsurance, conducting substantially all of our operations through our wholly owned subsidiary, RAM Reinsurance Company Ltd. (“RAM Re”). RAM Re has earned a AAA rating from Standard & Poor’s Ratings Services (“S&P”) and an Aa3 rating from Moody’s Investors Service, Inc. These ratings, in particular the S&P triple-A rating, are critical to our ability to compete in the market of providing reinsurance to the primary financial guaranty insurers. On July 6, 2006, S&P confirmed RAM Re’s AAA rating but announced that it was revising its outlook for the rating from “stable” to “negative”, commenting that the revision “reflects the below-average earnings and ROE earned by the company over the past several years, coupled with concern regarding the level and pace of improvement in the near to intermediate future.” We do not believe that the change in outlook has had or will have an adverse impact on our business. Our business consists of a single operating segment, financial guaranty reinsurance, the purpose of which is to indemnify a primary financial guarantor, referred to as the primary insurer, against the portion of any loss it may sustain under financial guaranty policies it has ceded to us. We reinsure policies covering both U.S. and international exposures and we market our reinsurance directly through the execution of treaty and facultative contracts with seven primary insurers.

Critical Accounting Policies

Our unaudited interim consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America (“GAAP”), are determined using estimates and assumptions. Actual results and amounts realized could ultimately be materially different from the amounts currently provided for in our unaudited interim consolidated financial statements. Critical accounting policies are those that management believes to be inherently complex and subjective, and therefore an understanding of the accounting policies pertaining to these items is important. There were no changes to our accounting policies and methods of computation compared to those in our December 31, 2006 audited financial statements. Amongst the estimates included in our financial statements, estimates relating to loss and loss adjustment expense reserves, valuation of derivative financial instruments, and valuation of the investment portfolio including other than temporary impairments of investments require us to make significant judgments and such estimates could potentially result in materially different results under different assumptions and conditions. These estimates are summarized below, and the discussion that follows should be read in conjunction with our unaudited interim consolidated financial statements and notes included in this quarterly report and our 10-K filing with the SEC on March 9, 2007, which includes our December 31, 2006 audited consolidated financial statements and notes.

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft outlines accounting considerations by financial guaranty insurers for claims liability recognition, premium revenue recognition, unearned premiums and disclosures. Comments on the Exposure Draft are due by June 18, 2007. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium, and unearned premium recognition, and these changes could have a material effect. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the Exposure Draft. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

Losses and Loss Expense Reserves

The following table summarizes our reserves as at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(in millions of U.S. dollars)

Case	$2.6	$3.0
Unallocated	11.3	11.5
Total	$13.9	$14.5

The Company reinsures exposure relating to Eurotunnel which has gone into creditor protection and is in a restructuring process which is expected to be completed by the middle of 2007. The ceding company was required to make payments on the debt starting in 2007 with the first payment on January 30, 2007, and we indemnify the ceding company for our proportional share of such payments. The primary insurer has reported that in their opinion there will be no ultimate loss incurred on this exposure. As such no case loss reserve has been established by the Company for this reinsured exposure but a recoverable of $0.7 million relating to the payment has been established.

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

The Company had no write-downs of investments for other than temporary impairment losses for the three-month period ended March 31, 2007 and 2006. We have provided tables to summarize unrealized losses in our investment portfolio under “Liquidity and Capital Resources”.

Consolidated Results of Operations

The following table presents summary results of operations data for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended
($ in thousands)	March 31,
	2007	2006
	Consolidated	Combined

Revenues:
Gross written premiums	$22,158	$14,576
Net written premiums	22,158	14,576
Net earned premiums	13,954	10,706
Net investment income	7,645	5,395
Net realized investment gains (losses)	-	(220)
Unrealized gains (losses) on derivative financial instruments	(30)	(3)
Total revenues	$21,569	$15,878
Expenses:
Loss and loss adjustment expenses	(1,014)	1,099
Acquisition expenses	4,857	3,945
Operating expenses	2,720	3,539
Interest expense	682	682
Total expenses	$7,245	$9,265
Net Income	$14,324	$6,613

Net Income

Net income for the three months ended March 31, 2007 and 2006 was $14.3 million and $6.6 million, respectively, an increase of $7.7 million, or 117%. The increase in net income the first quarter of 2007 is due to the combined impact of (a) general business growth in recent years which has resulted in an increase in the outstanding exposures that we have reinsured and in a larger portfolio of invested assets, each of these in turn reflected in increased earned premiums and investment income in 2007, (b) loss activity in 2007 that resulted in negative incurred losses of $1.0 million, primarily due to favorable developments resulting in a reduction of $0.4 million in net case reserves and an increase in estimated recoveries associated with prior claims payments, and (c) lower, or improved, general and administrative expenses in the first quarter compared to the prior year, reflecting that the prior year’s quarter included non-recurring costs for our initial public offering.

Gross Written Premiums

	Three Months Ended
	March 31,
	2007	2006
	($ in thousands)
Public Finance	$14,835	$8,870
Structured Finance	7,323	5,706
Total	$22,158	$14,576

Gross written premiums for the three months ended March 31, 2007 were $22.2 million an increase of $7.6 million or 52% in comparison to the three months ended March 31, 2006. Public finance premiums written increased to $14.8 million from $8.9 million, or 66%, for the three months ended March 31, 2007 compared to prior year. Structured finance premiums written were $7.3 million for the three months ended March 31, 2007 compared to $5.7 million in the prior year, an increase of $1.6 million, or 28%. The majority of the premiums written to March 31, 2007 are premiums from our treaty business.

Net Earned Premiums

	Three Months Ended
	March 31,
	2007	2006
	($ in thousands)
Public Finance	$6,973	$4,369
Structured Finance	6,981	6,337
Total	$13,954	$10,706

Net earned premiums for the three months ended March 31, 2007 were $14.0 million compared with $10.7 million for the three months ended March 31, 2006, an increase of 30.8% . The significant increases in upfront premiums from public finance business in past years, as indicated by growth in unearned premiums on the balance sheet, and in installment premiums from the structured finance business assumed in prior years contributed to this growth, as did a greater amount of premiums from refundings that totaled $1.9 million during the quarter compared to $0.6 million in the prior year’s first quarter. Refundings represent an acceleration of earned premiums that occurs when an obligation that we have reinsured is retired or defeased prior to its scheduled maturity and this event, in turn, results in the recognition of any remaining unearned premiums associated with the obligation.

Net Investment Income

Net investment income increased to $7.6 million for the three months ended March 31, 2007, 40.7% above the $5.4 million in investment income for the three months ended March 31, 2006. The increase is primarily attributable to the growth of cash and invested assets of more than 30% during the twelve months ending with the 2007 first quarter. This growth reflects the combined impact of cash flows from operations, investment proceeds from our IPO of $16.4 million and proceeds from our issuance of $75 million of preferred shares on December 14, 2006. We have also experienced an increase in the book yield on invested assets in concert with modestly rising interest rates such that our average book yields were 5.07% and 4.63% at March 31, 2007 and 2006, respectively.

Net Realized Investment Gains (Losses)

Net realized investment losses, principally from the sale of fixed maturity securities were $nil and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. Net losses on securities sold are generated incidental to the ongoing management of the investment portfolio. The Company had no write-downs of investments for other than temporary impairment losses for the three months ended March 31, 2007 and 2006.

Net Unrealized Gains on Derivative Financial Instruments

Net unrealized losses on credit derivative contracts for the three months ended March 31, 2007 and 2006 were immaterial. As of March 31, 2007, no losses had been incurred or paid by us on credit derivatives contracts.

The estimated gain or loss from the fair value calculation will increase and decrease depending on various factors that influence market pricing and may not be an indication of ultimate gain or loss. We view our assumed reinsurance of credit derivative policies to be an extension of normal financial guaranty business and intend to hold derivative financial instruments to maturity, so that in the absence of an actual loss the changes in fair value estimates will net to zero over the term of the assumed business.

Loss and Loss Adjustment Expenses

Losses and loss adjustment expenses for the three months ended March 31, 2007 were ($1.0) million compared to $1.1 million for the three months ended March 31, 2006, resulting in loss ratios of (7.3)% for March 31, 2007 compared to 10.3% for March 31, 2006. The reduction in loss and loss adjustment expense for the three month period ended March 31, 2007 is mainly driven by a net $0.4 million reduction of previously established case reserves, as well as an increase in recoverables of $1.2 million during the period. Although recoveries and changes in reserve estimates that arise from loss mitigation efforts are a normal part of our business, such activity does not typically result in a negative loss provision and this outcome is clearly not a sustainable element of operations.

Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as trends in the reserving practices of our ceding insurers and finally due to specific credit events within reinsured obligations.

The components of incurred losses and loss adjustment expenses for the three months ended March 31, 2007 and 2006 are provided in the table below:

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)
Paid losses/(recoveries)	$0.7	$(1.3)
Change in case reserves	(0.4)	1.3
Change in unallocated reserves	(0.1)	1.1
Change in recoverables	(1.2)	-
Incurred losses and LAE	$(1.0)	$1.1

As a result of this activity, our total reserves for losses and loss adjustment expenses at March 31, 2007 decreased by $0.6 million when compared to total reserves at December 31, 2006.

Acquisition and Operating Expenses

Acquisition expenses, primarily ceding commissions, were $4.9 million and $3.9 million, respectively, for the three months ended March 31, 2007 and 2006. Acquisition expenses vary directly with earned premiums and the net change in acquisition expenses of $1.0 million, or 25.6% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was due to an increase in the amortization of acquisition expenses in concert with higher earned premiums. Our acquisition expense ratio improved in the first quarter of 2007 relative to the 2006 comparison period, as the ratio of acquisition expense to earned premiums declined to 34.8% from 36.9% in the year ago period.

Operating expenses were $2.7 million for the quarter ended March 31, 2007, a decrease of 22.9% compared to $3.5 million for the first quarter of 2006. Prior year expenses included approximately $1.3 million of expenses associated with activities leading to the Company’s IPO. Without these non-recurring IPO costs in 2006, operating expenses have increased over prior year first quarter, primarily reflecting ongoing costs of being a public company.

Combining acquisition and operating expenses, the expense ratio as at March 31, 2007 was 54.3% compared to 69.9% at March 31, 2006, an overall decrease of 22.3% . Excluding IPO-related expenses from the 2006 ratio, the expense ratio for three months ended March 31, 2006 was 57.8% .

Interest Expense

Interest expense was $0.7 million for the three months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

Liquidity

RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access debt and equity markets. Our principal uses of liquidity are for payment of interest on our senior notes, payment of dividends on preference shares and capital investments in RAM Re. Based on the amount of dividends that we expect to receive from RAM Re for the remainder of 2006, we believe that we will have sufficient liquidity to satisfy our needs over the next twelve months. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as adverse market changes, insurance regulatory changes, changes in general economic conditions beyond the next twelve months and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.

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

RAM Re may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i)

$1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of net loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain a minimum level of statutory capital and surplus of $11.6 million at December 31, 2006. RAM Re’s statutory capital and surplus was $425.0 million at March 31, 2007. In addition to the foregoing solvency criteria, Bermuda law limits the maximum amount of annual dividends or distributions payable and in certain instances requires the prior notification to, or approval of, the Bermuda Monetary Authority. Based upon these tests, without regulatory approval, the maximum amount that would have been available during 2007 for payment by RAM Re was approximately $51.2 million.

Cash Flows

During the first three months of 2007, net operating cash flow was $15.9 million compared to $9.3 million for the first three months of 2006. Our operating cash flows are primarily the result of the excess of net premiums received and investment income over operating expenses, claims payments and interest expenses. For the first three months 2007 and 2006, net cash flows from financing activities was ($0.1) million for both periods. Net cash used in investment activities amounted to $19.5 million and $10.2 million in the period ending March 31, 2007 and 2006, respectively, relating to the purchases of investments offset by sales and maturities of investments.

Capital Resources

RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re claims paying resources and may not be drawn upon except for the payment of catastrophic losses where cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re exceed minimum defined thresholds. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual renewal provision subject to bank approval, has a term ending on May 11, 2015. As of March 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility. We also maintain a second $40.0 million contingent capital facility with two highly rated commercial banks. This facility is similar in purpose and structure to the $90.0 million contingent capital facility described above although it may be drawn upon to cover losses arising only from municipal obligations reinsured by RAM Re in excess of the minimum defined threshold. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility. The $40.0 million facility has a seven-year term ending on February 3, 2014, and has an annual renewal feature, subject to approval of the lenders. As of March 31, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility. On May 2, 2006, the Company completed an initial public offering (“IPO”) of 10,820,816 common shares. The offering raised approximately $131.2 million of proceeds, net of underwriters’ discount and commission, of which the company received $16.4 million and the selling shareholders received $114.8 million. The Company contributed substantially all of the net proceeds of the offering to RAM Re to increase its capital and surplus in order to increase its underwriting capacity.

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75.0 million. Underwriting expenses were $0.75 million and other issuance costs were approximately $0.3 million resulting in estimated net proceeds of approximately $73.9 million all of which was contributed to RAM Re to support new writings in its reinsurance business. The preferred shares bear a dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon approval by the board of directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. We can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that would require a redemption price equal to par value plus a “make-whole” amount reflecting the value of dividends for the remainder of the period to December 15, 2016. As of March 31, 2007, no dividends have been declared or paid.

On December 23, 2003, RAM Re entered into a $50.0 million soft capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a floating put option fee. The counterparty is a trust established by Lehman Brothers Inc. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and following the procedures of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The option agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high-quality, short-term commercial paper investments. In each of the three months ended March 31, 2007 and 2006, $0.1 million of put option fees have been paid and recorded in adjusted paid in capital on the balance sheet. As of March 31, 2007 the put option has not been exercised.

On March 26, 2004, the Company issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere. We were in compliance with all covenants at March 31, 2007. During the first three months of 2007, RAM Re paid dividends to Holdings in the amount of $1.38 million, which was used to pay interest on the senior debt.

Investment Portfolio

At March 31, 2007, our investment portfolio consisted of $590.0 million of fixed income securities and $48.0 million of short-term investments. Our fixed income securities are designated as available for sale in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Short-term investments consist primarily of money market funds, U.S. domestic time deposits and discount notes. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by an outside professional asset management firm in accordance with specific investment policies approved by our board of directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices by either independent pricing services, or when such quoted prices are unavailable, by reference to broker quotes. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at March 31, 2007 is 3.96 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio is 5.27% and the book yield of the portfolio is 5.07% at March 31, 2007. At March 31, 2007, we had $334.7 million of our invested assets in trust accounts for the benefit of primary insurers (out of $637.0 million of total cash and investments). Under our reinsurance agreements with primary insurers, RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission.

Our finance personnel monitor the portfolio on a monthly basis for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” We have not recognized an impairment at either March 31, 2007 or at December 31, 2006.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of March 31, 2007 and December 31, 2006 (note that the table includes only securities which are in an unrealized loss position):

	As of March 31, 2007		As of December 31, 2006
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
Length of Time in Continuous Unrealized Loss	Value	Losses	Value	Losses

Municipal securities
0-6 months	$ ---	$ ---	$ ---	$ ---
7-12 months	---	---	---	---
Greater than 12 months	2,936,954	(68,046)	2,911,045	(93,955)
	2,936,954	(68,046)	2,911,045	(93,955)
Corporate securities
0-6 months	15,654,340	(348,721)	21,231,900	(226,014)
7-12 months	---	---	2,467,250	(29,538)
Greater than 12 months	74,605,787	(2,485,739)	82,133,028	(3,025,557)
	90,260,127	(2,834,459)	105,832,178	(3,281,109)
U.S. Government obligations
0-6 months	31,260,075	(547,994)	31,330,635	(487,787)
7-12 months	---	---	---	---
Greater than 12 months	25,673,276	(700,773)	25,512,668	(860,054)
	56,933,351	(1,248,767)	56,843,303	(1,347,841)
Mortgage and asset-backed securities
0-6 months	34,590,022	(159,734)	51,779,861	(256,645)
7-12 months	5,973,753	(14,126)	8,813,814	(32,043)
Greater than 12 months	130,000,596	(3,072,780)	136,658,795	(3,578,123)
	170,564,371	(3,246,639)	197,252,470	(3,866,811)
Agencies
0-6 months	23,299,950	(74,449)	25,550,100	(129,060)
7-12 months	---	---	1,927,000	(71,586)
Greater than 12 months	32,234,923	(522,200)	42,290,127	(641,418)
	55,534,873	(596,649)	69,767,227	(842,064)
Total	$376,229,675	$(7,994,561)	$432,606,223	$(9,431,780)

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

The amortized cost and estimated fair value of investments in fixed income securities at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair	Cost	Fair
Fixed Income Securities		Value		Value
	($ in thousands)
Municipal securities	$11,715	$12,405	$11,720	$12,376
Corporate securities	114,379	113,143	126,084	124,483
U.S. Government securities	70,407	69,331	70,411	69,306
U.S. Agency	92,807	92,517	86,145	85,555
Mortgage and asset-backed securities	304,280	302,270	279,767	276,910
Total	$593,588	$589,666	$574,127	$568,630

The following table summarizes our investment portfolio by bond quality at fair value at March 31, 2007 and December 31, 2005:

	As of	As of
	March 31,	December 31,
	2007	2006

AAA or equivalent	76.2%	73.8%
AA	7.7%	13.9%
A	8.6%	11.3%
Other	--%	--%
Cash	7.5%	1.0%
Total	100.0%	100.0%

As of March 31, 2007 and December 31, 2006, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There has been no material changes in the Company’s market risk during the first three months ended March 31, 2007. For additional information on market risk, refer to the Company’s 10-K filing “Management’s Discussion and Analysis of Financial Condition” under the heading “Risk Management”.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. RAM Holdings Ltd.’s management, with the participation of RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of RAM Holdings Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, all material information relating to the Company’s disclosure controls and procedures was received in a timely fashion and disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by RAM Holdings Ltd. (inc luding its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

During the first three months of 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no legal proceedings during the period covered by this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors from those disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4 – Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of shareholders of RAM Holdings held on May 3, 2007, and received the votes set forth below.

A total of 25,419,073 common shares were present in person or by proxy at the Annual Meeting, representing 93.33% of the 27,234,755 shares issued and outstanding and eligible to vote.

In accordance with RAM Holdings’ Bye-laws, the voting power of outstanding shares was adjusted so that no holder of our common shares, other than The PMI Group, Inc., had in excess of 9.9% of the total voting power of the common shares. As a result of these adjustments, the voting power of GSC Group affiliated entities was reduced from an aggregate of 11.93% to an aggregate of 9.9%, the voting power of Transatlantic Reinsurance Company was reduced from 10.78% to 9.9%, and the voting power of the remainder of the shares outstanding was increased proportionally on a per share basis.

In addition, in accordance with RAM Holdings’ Bye-laws, upon timely notice received from The PMI Group, cumulative voting was in effect with respect to the election of directors at the Annual Meeting. Cumulative voting means that each shareholder has a number of votes equal to the product of the number of shares owned and the number of directors to be elected (eleven in this case), which the shareholder may distribute among the candidates in its discretion. The PMI Group cast all of its votes cumulatively for the election of Victor J. Bacigalupi and Mark F. Milner. In accordance with RAM Holdings’ Bye-laws, common shares represented by a valid proxy at the Annual Meeting were voted on a cumulative basis and distributed among director nominees in accordance with the judgment of the appointed proxies, provided that no votes were distributed to a nominee for whom a shareholder voted against or withheld his or her vote.

The voting results set forth below reflect the voting adjustments and cumulative voting for directors discussed above.

Proposal 1. The following directors were elected to serve on RAM Holdings’ Board of Directors:

	Number of Votes Cast
	For	Withheld
Victor J. Bacigalupi	54,238,348	181,881
Edward F. Bader	18,784,176	142,380
David L. Boyle	18,784,176	142,380
Allan S. Bufferd	18,784,176	142,380
Vernon M. Endo	18,601,346	325,210
Daniel C. Lukas	18,744,676	181,881
Mark F. Milner	54,238,348	181,881
Steven S. Skalicky	18,610,490	316,066
Dirk A. Stuurop	18,649,991	276,565
Steven J. Tynan	18,573,666	352,890
Conrad P. Voldstad	18,784,176	142,380

There were no broker non-votes for this proposal.

Proposal 2. The proposal to appoint PricewaterhouseCoopers, Hamilton, Bermuda, an independent registered public accounting firm,

as auditors of RAM Holdings for 2007, and for the Board of Directors, acting by the Audit Committee, to determine the independent auditors’ fee, was adopted, with 25,302,697 votes in favor, 82,060 votes against and 34,317 votes abstaining. There were no broker non-votes for this proposal.

Proposal 3. The election of the following directors to serve on RAM Reinsurance Company’s Board of Directors was authorized:

	Number of Votes Cast
	For	Withheld
Victor J. Bacigalupi	55,766,086	325,210
Edward F. Bader	20,455,244	142,380
David L. Boyle	20,455,244	142,380
Allan S. Bufferd	20,455,244	142,380
Vernon M. Endo	20,244,735	352,890
Daniel C. Lukas	20,415,744	181,881
Mark F. Milner	55,909,416	181,881
Steven S. Skalicky	20,281,558	316,066
Dirk A. Stuurop	20,321,059	276,565
Steven J. Tynan	20,244,735	80,214
Conrad P. Voldstad	20,455,244	142,380

There were no broker non-votes for this proposal.

Proposal 4. The proposal to authorize the appointment of PricewaterhouseCoopers, Hamilton, Bermuda, an independent registered public accounting firm, as auditors of RAM Reinsurance Company for 2007, and for the Board of Directors, acting by the Audit Committee, to determine the independent auditors’ fee, was adopted, with 25,404,363 votes in favor, 14,710 votes against and 0 votes abstaining. There were no broker non-votes for this proposal.

Item 5. Other Information.

None

Item 6. Exhibits.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

RAM Holdings Ltd.(Registrant)

Dated: May 10, 2007	By:	/S/ Richard Lutenski

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