Form 10-Q
period 2007-06-30
RAM Holdings Ltd.
filed 2007-08-10
CIK 1352713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

                                   Yes [ X]                               No [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes [   ]                               No [X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2007
Common Shares, $0.10 par value per share	27,238,785 shares

RAM HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
Balance Sheets (unaudited) as of June 30, 2007 and December 31, 2006
Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2007 and 2006
Statements of Comprehensive Income (unaudited) for the Three and Six Months Ended June 30, 2007 and 2006
Consolidated Statements of Shareholders’ Equity and Retained Earnings (unaudited) for the Six Months Ended
June 30, 2007
Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2007 and 2006
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
Exhibit Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RAM Holdings Ltd.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Investments:
Fixed-maturity securities, held as available for sale, at fair value (amortized cost of	$635,190,890	$568,630,422
$648,972,761 and $574,127,066)
Short term investments (amortized cost of $13,282,798 and $45,842,614)	13,282,798	45,827,565
Total Investments	648,473,688	614,457,987
Cash	3,139,234	6,120,448
Accrued investment income	5,800,164	5,226,554
Premiums receivable	2,165,340	3,464,155
Recoverable on paid losses	2,139,489	915,900
Deferred policy acquisition costs	80,769,117	73,837,638
Prepaid reinsurance premiums	2,034,277	2,091,354
Fixed assets	50,516	72,926
Deferred expenses	1,835,624	1,917,520
Prepaid expenses	1,133,121	184,626
Other assets	3,935,651	3,614,194
Total assets	$751,476,221	$711,903,302

Liabilities and Shareholders’ Equity
Liabilities
Loss and loss adjustment expense reserve	$15,916,390	$14,505,778
Unearned premiums	218,470,515	194,322,365
Reinsurance balances payable	-	1,210,683
Accounts payable and accrued liabilities	2,866,486	3,458,188
Accrued interest payable	693,151	693,150
Other liabilities	3,809,702	3,445,924
Long-term debt	40,000,000	40,000,000
Redeemable preference shares ($1,000 redemption value and $0.10 par value; authorized
shares – 75,000; issued and outstanding shares – 75,000 at June 30, 2007 and December 31, 2006)	75,000,000	75,000,000
Total liabilities	356,756,244	332,636,088

Commitments and contingencies

Shareholders’ Equity
Common shares ($0.10 par value; authorized shares - 90,000,000; issued and outstanding
shares – 27,238,785 shares at June 30, 2007 and 27,234,755 shares at December 31, 2006)	2,723,879	2,723,476
Additional paid-in capital	227,734,879	227,436,840
Accumulated other comprehensive loss	(13,781,871)	(5,496,643)
Retained earnings	178,043,090	154,603,541
Total shareholders’ equity	394,719,977	379,267,214
Total liabilities and shareholders’ equity	$751,476,221	$711,903,302

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Consolidated Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Gross written premiums	$29,839,027	$17,485,447	$51,997,124	$32,061,101
Ceded premiums	-	-	-	-
Net written premiums	29,839,027	17,485,447	51,997,124	32,061,101
Change in unearned premiums	(16,001,303)	(5,883,800)	(24,205,227)	(9,753,795)
Net earned premiums	13,837,724	11,601,647	27,791,897	22,307,306
Net investment income	8,404,372	5,746,282	16,049,554	11,140,860
Net realized investment losses on sale of investments	(7,614)	(543,702)	(7,614)	(763,465)
Net unrealized gains (losses) on credit derivatives	(8,350)	(2,960)	(39,182)	(5,671)
Total revenues	22,226,132	16,801,267	43,794,655	32,679,030
Expenses:
Loss and loss adjustment expenses	934,771	(4,170,289)	(79,631)	(3,071,052)
Acquisition expenses	5,000,986	4,206,481	9,858,536	8,151,232
Operating expenses	3,668,820	3,909,260	6,388,701	7,448,495
Interest expense	693,151	693,151	1,375,000	1,375,000
Dividends on redeemable preference shares	2,812,500	-	2,812,500	-
Total expenses	13,110,228	4,638,603	20,355,106	13,903,675
Net income	$9,115,904	$12,162,664	$23,439,549	$18,775,355
Net income per common share:
Basic	$0.33	$0.45	$0.86	$0.71
Diluted	$0.33	$0.45	$0.86	$0.71
Weighted-average number of common shares outstanding:
Basic	27,237,284	26,774,865	27,236,027	26,332,269
Diluted	27,391,901	26,815,312	27,372,945	26,382,044

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Consolidated Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$9,115,904	$12,162,664	$23,439,549	$18,775,355
Other comprehensive income (loss)
Change in unrealized fair value of investments	(9,867,078)	(5,425,458)	(8,292,842)	(13,443,760)
Less: Reclassification adjustment for net realized losses included
in net income	7,614	543,702	7,614	763,465
Other comprehensive loss	(9,859,464)	(4,881,756)	(8,285,228)	(12,680,295)
Comprehensive income (loss)	$(743,560)	$7,280,908	$15,154,321	$6,095,060

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statement of Shareholders’ Equity and Retained Earnings
For Six Months Ended June 30, 2007
(Unaudited)

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income/(Loss)	Earnings	Total

Balance, January 1, 2007	$2,723,476	$227,436,840	$(5,496,643)	$154,603,541	$379,267,214
Share issuance	403	(403)			—
Committed preferred shares expenses	—	(173,418)	—	—	(173,418)
Non-cash compensation	—	471,860	—	—	471,860
Net income	—	—	—	23,439,549	23,439,549
Other comprehensive income/(loss)	—	—	(8,285,228)	—	(8,285,228)
Balance, June 30, 2007	$2,723,879	$227,734,879	$(13,781,871)	$178,043,090	$394,719,977

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Consolidated Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$23,439,549	$18,775,355
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Net realized losses on sale of investments	7,614	763,465
Depreciation and amortization	106,051	76,641
Amortization of debt discount	3,140	3,140
Net unrealized losses on credit derivatives	39,182	5,671
Net amortization of bond premium and discount	209,908	337,325
Non-cash compensation	471,860	179,193
Accrued investment income	(573,610)	91,237
Premiums receivable	1,298,815	(1,225,777)
Recoverables on paid losses	(1,223,589)	(377,947)
Deferred policy acquisition costs	(6,931,479)	(2,700,052)
Prepaid reinsurance premiums	57,077	—
Prepaid expenses	(948,495)	(934,612)
Deferred expenses	478	(9,024)
Loss and loss adjustment expenses	1,410,612	(2,207,042)
Unearned premiums	24,148,150	9,753,795
Reinsurance balances payable	(1,210,683)	—
Accounts payable, accrued liabilities and interest payable	(591,701)	152,704
Share based compensation liabilities	—	(2,030,809)
Net cash flows provided by operating activities	39,712,879	20,653,263

Cash flows from investing activities:
Proceeds from sales of investments	73,437,520	45,369,010
Purchases of investments	(350,540,175)	(81,095,005)
Proceeds on maturities of investments	234,584,202	2,536,521
Purchases of fixed assets	(2,222)	(8,737)
Net cash flows used in investing activities	(42,520,675)	(33,198,211)

Cash flows from financing activities:
Net issuance of share capital	—	16,591,872
Committed preferred shares expenses	(173,418)	(296,010)
Net cash flows (used in) provided by financing activities	(173,418)	16,295,862

Net increase/(decrease) in cash and cash equivalents	(2,981,214)	3,750,914
Cash and cash equivalents - Beginning of period	6,120,448	6,070,420
Cash and cash equivalents - End of period	$3,139,234	$9,821,334

Supplemental cash flow disclosure:
Interest paid on redeemable preferred shares	$2,812,500	$-
Interest paid on long term debt	$1,375,000	$1,375,000

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Notes to Consolidated Financial Statements
June 30, 2007
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

On May 1, 2006, the Board of Directors and shareholders approved a 10 for 1 stock split of the common shares of the Company and, in addition, issued bonus shares on a 0.3 for 1 basis, effectively resulting in a 13:1 stock split. As a result of this action, 23,893,620 additional shares were issued and the par value of all shares became $0.10 per share. Prior to this the par value of the common shares was $1.00 per share. As a result of the bonus shares, $597,341 was transferred from additional paid in capital to common shares. All references to number of common shares and per common share amounts reflect the retroactive effect of the effective 13:1 stock split for all periods presented.

On May 2, 2006, the Company completed an initial public offering (“IPO”) of 10,820,816 common shares. The offering raised approximately $131.4 million of proceeds, net of underwriters’ discount and commission, of which $16.6 million went to the Company and $114.8 million went to the selling shareholders. The Company contributed substantially all of the net proceeds of the offering to RAM Re to increase its capital and surplus in order to increase its underwriting capacity. In June 2007, the Company completed a secondary offering of 5,347,179 common shares. The Company did not receive any proceeds from the secondary offering. The Company’s common shares are traded on the NASDAQ Global Market under the symbol of “RAMR”.

2. Basis of Preparation

The interim unaudited consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). These statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006 for RAM Holdings Ltd. included in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements prepared reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates. The December 31, 2006 balance sheet included in these statements was derived from audited financial statements. The results of operations for the three and six months ending June 30, 2007 may not be indicative of the results that may be expected for the full year.

3. Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006. The following significant accounting policies provide an update to that included under the same caption in the Company’s Form 10-K.

Cash

The Company considers all highly liquid investments purchased at the acquisition date with maturities of one month or less to be cash.

Reinsurance

In the ordinary course of business, the Company assumes and cedes business with other insurance and reinsurance companies. These agreements provide greater diversification of business and may minimize the net potential loss from large risks. Retrocessional contracts do not relieve the Company of its obligation to the reinsured. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers relating to the unexpired terms of the reinsurance contracts in force. The Company currently has one retrocessional agreement in place which requires a minimum of $1 million written premiums to be ceded by December 31, 2007. As at June 30, 2007 there have been no premiums ceded under this agreement.

Reclassifications

Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

4. Recent Accounting Pronouncements

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of contractual premiums due under such contracts, currently or in the future, be recorded on the Company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007. A FASB Round Table discussion has been rescheduled to early September from mid-July 2007. The FASB has indicated that the final FASB Statement is expected to be issued in the first quarter of 2008. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the Exposure Draft. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for the Company as of January 1, 2007. The Company’s adoption of FIN 48 did not have any impact on our results of operations or financial position.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurement”. This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of FAS 157 on its financial statements when adopted.

In February 2007, the FASB issued FAS No. 159 (“FAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The statement requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. The standard also requires companies to provide additional information to enable users of the financial statements to understand the company’s reasons for electing the fair value option and how changes in the fair values affect earnings for the period. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning on or before November 15, 2007. The Company is currently evaluating the potential impact this statement may have on our financial position and operating results.

5. Derivative Instruments

RAM Re has reinsured derivative instruments consisting primarily of credit default swaps that it intends to reinsure for the full term of the contract. Management considers these derivative instruments to be a normal extension of its financial guaranty reinsurance business. All derivative instruments are recognized on the balance sheet at their estimated fair value since they do not qualify for the financial guarantee scope exception under Statement of Financial Accounting Standard No. 149 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Changes in fair value are recognized as unrealized gains/(losses) in net income. In determining the fair value of derivative instruments, management relies on quoted market spread data as an input to its internal valuation model. The change in fair value of these derivative contracts for the six months ending June 30, 2007 and 2006 was ($39,182) and ($5,671), respectively.

6. Earnings Per Share

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares issued and outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and restricted stock outstanding during the period that could potentially result in the issuance of common stock. As at June 30, 2007 and 2006, there were 255,330 and 446,004 stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive. During the period, 4,030 restricted stock units vested and were issued as share capital.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	( in thousands, except per share amounts)
Net income	$9,116	$12,163	$23,440	$18,775

Basic weighted-average shares	27,237,284	26,774,865	27,236,027	26,332,269
Effect of stock options and
unvested restricted stock	154,617	40,447	136,918	49,775
Diluted weighted-average shares	27,391,901	26,815,312	27,372,945	26,382,044
Basic EPS	$0.33	$0.45	$0.86	$0.71
Diluted EPS	$0.33	$0.45	$0.86	$0.71

7. Contingent capital and credit facilities

RAM Re has contingent capital and credit facilities totaling $180.0 million, the details of which are discussed in the following:

As of June 30, 2007 and December 31, 2006, the Company maintained a $90.0 million credit facility with major commercial banks. The facility may be drawn upon by the Company if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by the Company. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual renewal provision subject to approval by the banks, has a term ending on May 11, 2015. As of June 30, 2007, no amounts were outstanding under this facility. The Company also maintained a second $40.0 million contingent capital facility with two highly rated commercial banks as of June 30, 2007 and December 31, 2006. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover losses exceeding the minimum threshold from public finance obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The $40.0 million facility has a seven-year term and has an annual renewal feature, subject to approval of the lenders. As of June 30, 2007 no amounts were outstanding under this facility.

On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50.0 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. There were no bidders for the perpetual preferred securities at their monthly auction conducted on August 8, 2007. As a result, the rate of the perpetual preferred securities was set at the maximum rate under the program for its current rating of 30-day LIBOR plus 2% and the floating put option fee paid by RAM to the trust was correspondingly set at its maximum level. As of June 30, 2007, the perpetual put options have not been exercised. Expenses of $173,418 and $296,010 relating to the establishment and operation of the facility for the six month periods ended June 30, 2007 and 2006, respectively, have been charged directly to additional paid-in capital.

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

The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of Holdings, in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and the Make Whole Amount, a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $1,375,000 has been recorded for each of the six months ending June 30, 2007 and 2006.

9. Redeemable Preferred Shares

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75,000,000. The preferred shares bear a non-cumulative, non mandatory dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon declaration by the Board of Directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. As a result of this mandatory redemption feature, preference shares are accounted for as a liability in accordance with the guidance in FAS 150. The Company can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that may be effected at the redemption price and a “make-whole” amount, amounting to dividends for the remainder of the period to December 15, 2016. The Company declared a dividend on May 3, 2007 in the amount of $2,812,500 with a record date of May 30, 2007, and paid it on June 14, 2007. The payment of preferred share dividends is classified as an interest expense.

10. Stock Based Compensation Plan

Stock based compensation for the six months ended June 30, 2007 and 2006 was $420,884 and $128,218, respectively. For both the six month periods ended June 30, 2007 and 2006, the Company recognized $50,975 of compensation expense for stock options with an exercise price less than the market value of the underlying common stock on the date of the grant under APB 25. The effect on basic and diluted earnings per share for the six month period ended June 30, 2007 was $0.02 and $0.01, respectively and $0.01 for basic and diluted earnings per share for the six month period ended June 30, 2006.

11. Share Capital

As at June 30, 2007 authorized share capital is 90,000,000 common shares and 10,000,000 undesignated preference shares with a par value of $0.10 each. During the quarter, 4,030 restricted stock units vested and were issued, increasing the common shares issued and outstanding. Common shares issued and outstanding as at June 30, 2007 and December 31, 2006 were 27,238,785 and 27,234,755 respectively.

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

Overview

RAM Holdings Ltd. is a Bermuda-based provider of financial guaranty reinsurance, conducting substantially all of our operations through our wholly owned subsidiary, RAM Reinsurance Company Ltd. (“RAM Re”). RAM Re has earned a AAA rating from Standard & Poor’s Ratings Services (“S&P”) and an Aa3 rating from Moody’s Investors Service, Inc. These ratings, in particular the S&P triple-A rating, are critical to our ability to compete in the market of providing reinsurance to the primary financial guaranty insurers. On June 14, 2007, S&P reaffirmed RAM Re’s AAA rating with a negative outlook, which reflects the below-average earnings and ROE earned by the company over the past several years, coupled with concern regarding the level and pace of improvement in the near to intermediate future, and the risk of adverse selection by our primaries. We do not believe that negative outlook has had or will have an adverse impact on our business. Our business consists of a single operating segment, financial guaranty reinsurance, the purpose of which is to indemnify a primary financial guarantor, referred to as the primary insurer, against the portion of any loss it may sustain under financial guaranty policies it has ceded to us. We reinsure policies covering both U.S. and international exposures and we market our reinsurance directly through the execution of treaty and facultative contracts with seven primary insurers.

Critical Accounting Policies

Our unaudited interim consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America (“GAAP”), are determined using estimates and assumptions. Actual results and amounts realized could ultimately be materially different from the amounts currently provided for in our unaudited interim consolidated financial statements. Critical accounting policies are those that management believes to be inherently complex and subjective, and therefore an understanding of the accounting policies pertaining to these items is important. There were no changes to our accounting policies and methods of computation compared to those in our December 31, 2006 audited financial statements. Amongst the estimates included in our financial statements, estimates relating to loss and loss adjustment expense reserves, valuation of derivative financial instruments, and valuation of the investment portfolio including other than temporary impairments of investments require us to make significant judgments and such estimates could potentially result in materially different results under different assumptions and conditions. These estimates are summarized below, and the discussion that follows should be read in conjunction with our unaudited interim consolidated financial statements and notes included in this quarterly report and our Form 10-K filing with the SEC on March 9, 2007, which includes our December 31, 2006 audited consolidated financial statements and notes.

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of contractual premiums due under such contracts, currently or in the future, be recorded on the company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007. A FASB Round Table discussion has been rescheduled to early September from mid-July 2007. The FASB has indicated that the final FASB Statement is expected to be issued in the first quarter of 2008. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the Exposure Draft. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

Losses and Loss Expense Reserves

The following table summarizes our reserves as at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(in millions of U.S. dollars)

Case	$2.9	$3.0
Unallocated	13.0	11.5
Total	$15.9	$14.5

The Company reinsures exposure relating to Eurotunnel which was successfully restructured in June 2007 after being put under creditor protection. The ceding company was required to make a payment on January 30, 2007, and we indemnified the ceding company for our proportional share of such payments. The primary insurer has reported that in their opinion there will be no ultimate loss incurred on this exposure. As such no case loss reserve has been established by the Company for this reinsured exposure but a recoverable of $1.1 million relating to the payment has been established as at June 30, 2007. Subsequent to June 30, 2007, we received cash amounting to $1.1 million relating to the Eurotunnel recoverable.

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

Valuation of Derivative Financial Instruments

Statement of Financial Accounting Standard No. 149, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards for derivative instruments. RAM’s exposure to derivative instruments is through reinsurance of credit default swap contracts issued by ceding companies. These contracts are held to maturity by the primaries, are generally highly rated tranches of credit default swap obligations, and because the primary insurer generally structures its credit default swap contracts with first loss protection from various financial institutions our risk of loss is mitigated. Management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance but they do not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FAS 149. Therefore, we are required to account for these assumed credit default swaps on the balance sheet at fair value and changes in fair value due to market conditions are reported as unrealized gains and losses on derivative financial instruments in our income statement.

We use a model to estimate the fair value of the derivatives exposures assumed by us in the course of business. The valuation model includes the use of significant management estimates, judgment and market information, including factors such as current changes in credit spreads and interest rates, and the duration of the credit derivative exposure. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps insured by primaries and reinsured by us so that substantial variation in estimated fair value could result from the application of different models. Management reviews the valuation model periodically in consideration of developments that may include new and more refined price indices or data and enhancements in modeling techniques, and we could make future modifications in our fair value estimation approach if the modification is believed to produce a better fair value estimate.

As a result of the factors noted above, the fair value of credit derivatives recorded by us may materially differ from the value that might be realized in a sale of the credit derivative portfolio. We are currently in the process of evaluating the impact of Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” on our credit derivative portfolio.

Valuation of Investment Portfolio

Our investment securities are designated as available for sale in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Changes in the fair value of our securities are reported in “Accumulated other comprehensive income” in shareholders’ equity. We have a formal review process for all securities in our investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include: (i) securities with market values having declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) recent credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in “Accumulated other comprehensive income” on our balance sheet. If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a loss on our income statement. Our assessment of a decline in value includes our current judgment of the factors noted above. If that judgment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

The Company had no write-downs of investments for other than temporary impairment losses for the six-month periods ended June 30, 2007 and 2006. We have provided tables to summarize unrealized losses in our investment portfolio under “Liquidity and Capital Resources”.

Consolidated Results of Operations

The following table presents summary consolidated results of operations data for the three and six month periods ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Gross written premiums	$29,839	$17,485	$51,997	$32,061
Net written premiums	29,839	17,485	51,997	32,061
Net earned premiums	13,838	11,602	27,792	22,307
Net investment income	8,404	5,746	16,050	11,141
Net realized investment gains (losses)	(8)	(544)	(8)	(763)
Unrealized gains (losses) on derivative financial instruments	(8)	(3)	(39)	(6)
Total revenues	$22,226	$16,801	$43,795	$32,679
Expenses:
Loss and loss adjustment expenses	935	(4,170)	(80)	(3,071)
Acquisition expenses	5,001	4,206	9,859	8,151
Operating expenses	3,668	3,909	6,388	7,449
Interest expense	3,506	693	4,188	1,375
Total expenses	$13,110	$4,638	$20,355	$13,904
Net Income	$9,116	$12,163	$23,440	$18,775

Net Income

Net income for the three and six months ended June 30, 2007 was $9.1 million and $23.4 million, respectively, a decrease of $3.1 million, or (25%) for the three months ended June 30, 2006 and an increase of $4.7 million, or 25% for the six months ended June 30, 2006. The decrease in net income for the second quarter of 2007 as compared to 2006 is due primarily to the combined effect of loss activity in 2006 that resulted in a substantial favorable reduction of $5.0 million in net case reserves and ($4.2) million in incurred losses and $2.8 million of preferred share dividends classified as interested expense in the second quarter of 2007, offset by an increase in earned premiums and investment income. The increase in net income for the first half of 2007 is due to the combined impact of (a) general business growth in recent years which has resulted in an increase in the outstanding exposures that we have reinsured and in a larger portfolio of invested assets, each of these in turn reflected in increased earned premiums and investment income in 2007, (b) lower, or improved, general and administrative expenses in the first half of 2007 compared to the prior year, reflecting that the prior year included non-recurring costs of approximately $2.0 million for our initial public offering, with these beneficial aspects offset by (c) the payment of preferred share dividends in June 2007.

Gross Written Premiums

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands)
Public Finance	$21,755	$10,850	$36,590	$19,718
Structured Finance	8,084	6,635	15,407	12,343
Total	$29,839	$17,485	$51,997	$32,061

Gross written premiums for the three and six months ended June 30, 2007 were $29.8 million and $52.0 million, an increase of $12.3 million or 70% in comparison to the three months ended June 30, 2006 and an increase of $19.9 million or 62% in comparison to the six months ended June 30, 2006. Public finance premiums written increased to $21.8 million from $10.9 million, or 100%, for the three months ended June 30, 2007 compared to the same period in 2006 and increased by $16.9 million to $36.6 million for the six months ended June 30, 2007. Structured finance premiums written were $8.1 million for the three months ended June 30, 2007 compared to $6.6 million in the prior year, an increase of $1.5 million, or 23% and increased $3.1 million or 25% for the six months ended June 30, 2007 compared to prior year. The majority of the premiums written to June 30, 2007 are premiums from our treaty business and the increase in premiums written in 2007 compared to 2006 relates to two new treaties established this year, which contributed $8.4 million for each of the three and six month periods ended June 30, 2007, respectively.

Net Earned Premiums

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands)
Public Finance	$6,959	$5,403	$13,932	$9,771
Structured Finance	6,879	6,199	13,860	12,536
Total	$13,838	$11,602	$27,792	$22,307

Net earned premiums for the three and six months ended June 30, 2007 were $13.8 million and $27.8 million, compared with $11.6 million and $22.3 million for the comparable 2006 periods, amounting to increases of 19% and 25%, respectively. The significant increases in upfront premiums from public finance business in past years, as indicated by growth in unearned premiums on the balance sheet, and in installment premiums from the structured finance business assumed in prior years contributed to this growth, as did a greater amount of premiums from refundings that totaled $3.5 million during the first half year of 2007 compared to $2.6 million for the six months to June 30, 2006. Refundings represent an acceleration of earned premiums that occurs when an obligation that we have reinsured is retired or defeased prior to its scheduled maturity and this event, in turn, results in the recognition of any remaining unearned premiums associated with the obligation.

Net Investment Income

Net investment income increased to $8.4 million for the three months ended June 30, 2007, 47% above the $5.7 million in investment income for the three months ended June 30, 2006. Net investment income for the six months ended June 30, 2007 and 2006 was $16.0 million and $11.1 million respectively, an increase of 44%. The increase is primarily attributable to the growth of cash and invested assets of more than 30% during the twelve months ending with the 2007 second quarter. This growth includes the proceeds from our issuance of $75 million of preferred shares on December 14, 2006 and from cash flows produced by our business. We have also experienced an increase in the book yield on invested assets in concert with modestly rising interest rates such that our average book yields were 5.09% and 4.74% at June 30, 2007 and 2006, respectively.

Net Realized Investment Gains (Losses) on Sale of Investments

Net realized investment losses, principally from the sale of fixed maturity securities were immaterial for the three and six months ended June 30, 2007, compared to losses of $0.5 million and $0.8 million for the three and six months ended June 30, 2006, respectively. Net losses on securities sold are generated incidental to the ongoing management of the investment portfolio. The Company had no write-downs of investments for other than temporary impairment losses for the six months ended June 30, 2007 and 2006.

Net Unrealized Losses on Derivative Financial Instruments

Net unrealized losses on credit derivative contracts for the three and six months ended June 30, 2007 and 2006 were immaterial. As of June 30, 2007, no losses had been incurred or paid by us on credit derivatives contracts.

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

Loss and Loss Adjustment Expenses

Losses and loss adjustment expenses for the three months ended June 30, 2007 were $0.9 million compared to ($4.2) million for the three months ended June 30, 2006. Loss and loss adjustment expenses for the six months ended June 30, 2007 and 2006 were ($0.1) million and ($3.1) million, respectively, resulting in loss ratios of (0.3)% and (13.8)% . The loss and loss adjustment expense for the six month period ended June 30, 2007 is mainly driven by an increase in unallocated loss reserves of $1.5 million related to our increased portfolio exposure, offset by an increase of $1.2 million in recoverables during the period. For the three month period ended June 30, 2007 an additional factor contributing to the loss and loss adjustment expense was a $0.4 million increase in case reserves. Although recoveries and changes in reserve estimates that arise from loss mitigation efforts are a normal part of our business, such activity does not typically result in a negative loss provision and this outcome is clearly not a sustainable element of operations.

Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as trends in the reserving practices of our ceding insurers and specific credit events within reinsured obligations.

The components of incurred losses and loss adjustment expenses for the three and six months ended June 30, 2007 and 2006 are provided in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)
Paid losses/(recoveries)	$(1.1)	$0.8	$(0.3)	$(0.5)
Change in case reserves	0.4	(4.6)	(0.1)	(3.3)
Change in unallocated reserves	1.6	0.0	1.5	1.1
Change in recoverables	--	(0.4)	(1.2)	(0.4)
Incurred losses and LAE	$0.9	$(4.2)	$(0.1)	$(3.1)

As a result of this activity, our total reserves for losses and loss adjustment expenses at June 30, 2007 increased by $1.4 million when compared to total reserves at December 31, 2006.

Acquisition and Operating Expenses

Acquisition expenses, primarily ceding commissions, were $5.0 million and $4.2 million, respectively, for the three months ended June 30, 2007 and 2006 and $9.9 million and $8.2 million, respectively for the six months ended June 30, 2007 and 2006. Acquisition expenses vary directly with earned premiums and the increase in acquisition expenses of $0.8 million and $1.7 million, or 19.0% and 20.7% for the three and six months ended June 30, 2007 as compared to the same periods in prior year and was due to an increase in the amortization of acquisition expenses in concert with higher earned premiums. Our acquisition expense ratio for the second quarter of 2007 is essentially unchanged from the prior year comparison quarter at a ratio of 36% of earned premiums. The acquisition expense ratio for the first half of 2007 improved relative to the 2006 comparative period, as the ratio of acquisition expense to earned premiums declined to 35.5% from 36.5%, primarily due to decreased ceding commission rates in the more current underwriting years.

Operating expenses were $3.7 million for the quarter ended June 30, 2007, a decrease of 5.1% compared to $3.9 million for the second quarter of 2006. Expenses in the second quarter 2007 include approximately $0.5 million related to expenses for the Company’s secondary offering while the second quarter 2006 expenses included approximately $0.7 million of expenses related to the Company’s IPO. Operating expenses were $6.4 million and $7.4 million for the six months ended June 30, 2007 and 2006, respectively, with secondary offering expenses of $0.5 million year to date and approximately $2.0 million of IPO expenses for the first six months of 2006. Without these non-recurring secondary offering costs in 2007 and IPO costs in 2006, operating expenses have increased by 9% over prior year’s first six months, primarily reflecting ongoing costs of being a public company.

Combining acquisition and operating expenses, the expense ratio for the six months ending June 30, 2007 was 58.5% compared to 69.9% during the first half of 2006, an overall decrease of 16.3% . Excluding secondary offering costs in 2007 and IPO-related expenses in 2006 from the ratios, the expense ratio was 56.6% and 61.0% for six months ended June 30, 2007 and 2006, respectively.

Interest Expense on Debt and Redeemable Preferred Shares

Interest expense was $3.5 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively and $4.2 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. Preferred share dividends, classified as interest expense, for both the three and six months ended June 30, 2007 was $2.8 million. Preferred shares were issued on December 14, 2006 and therefore no dividends were paid in the prior year.

Liquidity and Capital Resources

Liquidity

RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access debt and equity markets. Our principal uses of liquidity are for payment of interest on our senior notes, payment of dividends on preference shares and capital investments in RAM Re. Based on the amount of dividends that we expect to receive from RAM Re for the remainder of 2007, we believe that we will have sufficient liquidity to satisfy our needs over the next twelve months. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as adverse market changes, insurance regulatory changes, changes in general economic conditions beyond the next twelve months and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.

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

RAM Re may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of net loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain a minimum level of statutory capital and surplus of $11.6 million at December 31, 2006. RAM Re’s statutory capital and surplus was $421.3 million at June 30, 2007. In addition to the foregoing solvency criteria, Bermuda law limits the maximum amount of annual dividends or distributions payable and in certain instances requires the prior notification to, or approval of, the Bermuda Monetary Authority. Based upon these tests, without regulatory approval, the maximum amount that would have been available during 2007 for payment by RAM Re was approximately $51.2 million. As of June 30, 2007, $4.2 million dividends have been paid from RAM Re to Holdings.

Cash Flows

During the first six months of 2007, net operating cash flow was $39.7 million compared to $20.7 million for the first six months of 2006. Our operating cash flows are primarily the result of the excess of net premiums received and investment income over operating expenses, claims payments and interest expenses. For the first six months 2007 and 2006, net cash flows from financing activities were ($0.2) million and $16.3 million, respectively, relating to the committed preferred securities expenses in 2007 and in 2006 the additional share issuance. Net cash used in investment activities amounted to $42.5 million and $33.2 million in the period ending June 30, 2007 and 2006, respectively, relating to the purchases of investments offset by sales and maturities of investments.

Capital Resources

RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re claims paying resources and may not be drawn upon except for the payment of catastrophic losses where cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re exceed minimum defined thresholds. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual renewal provision subject to bank approval, has a term ending on May 11, 2015. As of June 30, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility. We also maintain a second $40.0 million contingent capital facility with two highly rated commercial banks. This facility is similar in purpose and structure to the $90.0 million contingent capital facility described above although it may be drawn upon to cover losses arising only from municipal obligations reinsured by RAM Re in excess of the minimum defined threshold. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility. The $40.0 million facility has a seven-year term ending on February 3, 2014, and has an annual renewal feature, subject to approval of the lenders. As of June 30, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

On May 2, 2006, the Company completed an initial public offering (“IPO”) of 10,820,816 common shares. The offering raised approximately $131.2 million of proceeds, net of underwriters’ discount and commission, of which the company received $16.4 million and the selling shareholders received $114.8 million. The Company contributed substantially all of the net proceeds of the offering to RAM Re to increase its capital and surplus in order to increase its underwriting capacity. In June 2007, the Company completed a secondary offering of 5,347,179 common shares. The Company did not receive any proceeds from the secondary offering.

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75.0 million. Underwriting expenses were $0.75 million and other issuance costs were approximately $0.3 million resulting in estimated net proceeds of approximately $73.9 million all of which was contributed to RAM Re to support new writings in its reinsurance business. The preferred shares bear a dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon approval by the Board of Directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. We can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that would require a redemption price equal to par value plus a “make-whole” amount reflecting the value of dividends for the remainder of the period to December 15, 2016. The Company declared a dividend on May 3, 2007 in the amount of $2,812,500 and dividends were paid on June 14, 2007. The payment of preferred share dividends is classified as an interest expense and the preference shares are classified as a liability on the balance sheet.

On December 23, 2003, RAM Re entered into a $50.0 million soft capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a floating put option fee. The counterparty is a trust established by Lehman Brothers Inc. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and following the procedures of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The option agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high-quality, short-term commercial paper investments. There were no bidders for the perpetual preferred securities at their monthly auction conducted on August 8, 2007. As a result, the rate of the perpetual preferred securities was set at the maximum rate under the program for its current rating of 30-day LIBOR plus 2% and the floating put option fee paid by RAM to the trust was correspondingly set at its maximum level. For the six months ended June 30, 2007 and 2006, $0.2 million and $0.3 million, respectively, of put option fees have been paid and recorded in additional paid in capital on the balance sheet. As of June 30, 2007, the put option has not been exercised.

On March 26, 2004, the Company issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere. We were in compliance with all covenants at June 30, 2007. During the first six months of 2007, RAM Re paid dividends to the Company in the amount of $1.38 million, which was used to pay interest on the senior debt.

Investment Portfolio

At June 30, 2007, our investment portfolio consisted of $635.2 million of fixed income securities and $13.3 million of short-term investments. Our fixed income securities are designated as available for sale in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Short-term investments consist primarily of money market funds, U.S. domestic time deposits and discount notes. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by an outside professional asset management firm in accordance with specific investment policies approved by our Board of Directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices by either independent pricing services, or when such quoted prices are unavailable, by reference to broker quotes. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at June 30, 2007 is 4.42 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio is 5.64% and the book yield of the portfolio is 5.09% at June 30, 2007. At June 30, 2007, we had $333.0 million of our invested assets in trust accounts for the benefit of primary insurers (out of $651.6 million of total cash and investments). Under our reinsurance agreements with primary insurers, RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission.

Our finance personnel monitor the portfolio on a monthly basis for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” We have not recognized an impairment at either June 30, 2007 or at December 31, 2006. The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of June 30, 2007 and December 31, 2006 (note that the table includes only securities which are in an unrealized loss position):

	As of June 30, 2007		As of December 31, 2006
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
Length of Time in Continuous Unrealized Loss	Value	Losses	Value	Losses

Municipal securities
0-6 months	$ ---	$ ---	$ ---	$ ---
7-12 months	---	---	---	---
Greater than 12 months	2,901,462	(103,538)	2,911,045	(93,955)
	2,901,462	(103,538)	2,911,045	(93,955)
Corporate securities
0-6 months	19,477,335	(407,788)	21,231,900	(226,014)
7-12 months	6,477,325	(556,045)	2,467,250	(29,538)
Greater than 12 months	69,379,779	(2,973,568)	82,133,028	(3,025,557)
	95,334,439	(3,937,401)	105,832,178	(3,281,109)
U.S. Government obligations
0-6 months	25,064,440	(922,977)	31,330,635	(487,787)
7-12 months	17,138,257	(901,212)	---	---
Greater than 12 months	25,078,283	(1,297,126)	25,512,668	(860,054)
	67,280,980	(3,121,315)	56,843,303	(1,347,841)
Mortgage and asset-backed securities
0-6 months	121,082,990	(1,203,554)	51,779,861	(256,645)
7-12 months	21,238,873	(752,204)	8,813,814	(32,043)
Greater than 12 months	120,568,583	(5,371,577)	136,658,795	(3,578,123)
	262,890,446	(7,327,335)	197,252,470	(3,866,811)
Agencies
0-6 months	58,618,117	(970,584)	25,550,100	(129,060)
7-12 months	---	---	1,927,000	(71,586)
Greater than 12 months	32,874,050	(742,550)	42,290,127	(641,418)
	91,492,167	(1,713,134)	69,767,227	(842,064)
Total	$519,899,494	(16,202,723)	$432,606,223	$(9,431,780)

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

The amortized cost and estimated fair value of investments in fixed income securities at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair	Cost	Fair
Fixed Income Securities		Value		Value
	($ in thousands)
Municipal securities	$11,736	$12,361	$11,720	$12,376
Corporate securities	136,498	133,772	171,927	170,311
U.S. Government securities	70,402	67,281	70,411	69,306
U.S. Agency	126,081	124,518	86,145	85,555
Mortgage and asset-backed securities	317,539	310,542	279,767	276,910
Total	$662,256	$648,474	$619,970	$614,458

The following table summarizes our investment portfolio by bond quality at fair value at June 30, 2007 and December 31, 2006:

		As of
	As of	December 31,
	June 30, 2007	2006

AAA or equivalent	84.1%	73.8%
AA	7.2%	13.9%
A	8.3%	11.3%
Other	--%	--%
Cash	0.4%	1.0%
Total	100.0%	100.0%

As of June 30, 2007 and December 31, 2006, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the first six months ended June 30, 2007. For additional information on market risk, refer to the Company’s 10-K filing “Management’s Discussion and Analysis of Financial Condition” under the heading “Risk Management”.

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

Changes in Internal Controls over Financial Reporting. During the first six months of 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no legal proceedings during the period covered by this Form 10-Q.

Item 1A. Risk Factors.

          Changes to accounting rules related to loss reserve and premium revenue recognition practices in the financial guaranty insurance and reinsurance industry could have a material adverse effect on the industry. On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of contractual premiums due under such contracts, currently or in the future, be recorded on the Company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007. A FASB Round Table discussion has been rescheduled to early September from mid-July 2007. The FASB has indicated that the final FASB Statement is expected to be issued in the first quarter of 2008. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the Exposure Draft. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

          Refer to Risk Factors in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2007, for information in regard to the Company’s other Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Previously reported on our Form 10-Q for the quarter ended March 31, 2007.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

RAM Holdings Ltd.(Registrant)

Dated: August 10, 2007	By:	/S/ Richard Lutenski

Richard Lutenski
Chief Financial Officer (Principal
Financial Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Underwriting Agreement, dated as of June 13, 2007, by and among RAM Holdings Ltd., Banc of America Securities LLC, Keefe, Bruyette & Woods, Inc., Fox-Pitt, Kelton Incorporated and Piper Jaffray & Co. and selling shareholders listed on Schedule B thereto (incorporated by reference to Exhibit 1.1 of the Registrant’s Report on Form 8-K filed June 14, 2007).

10.2	Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 8-K filed August 7, 2007).

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.