Form 10-Q
period 2007-09-30
RAM Holdings Ltd.
filed 2007-11-13
CIK 1352713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

Commission file number: 0001-352713

RAM Holdings Ltd.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization) 46 Reid Street Hamilton Bermuda (Address of principal executive offices)	Not applicable (I.R.S. Employer Identification No.) HM 12 (Zip Code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]             No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2007
Common Shares, $0.10 par value per share	27,238,976 shares

RAM HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
Balance Sheets (unaudited) as of September 30, 2007 and December 31, 2006
Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2007 and 2006
Statements of Comprehensive Income (unaudited) for the Three and Nine Months Ended September 30, 2007 and
2006
Consolidated Statements of Shareholders’ Equity and Retained Earnings (unaudited) for the Nine Months Ended
September 30, 2007
Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2007 and 2006
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
Exhibit Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RAM Holdings Ltd.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Investments:
Fixed-maturity securities, held as available for sale, at fair value (amortized cost of	$669,260,736	$568,630,422
$672,771,364 and $574,127,066)
Short term investments (amortized cost of $13,696,207 and $45,842,614)	13,696,207	45,827,565
Total Investments	682,956,943	614,457,987
Cash and cash equivalents	2,555,321	6,120,448
Accrued investment income	6,240,444	5,226,554
Premiums receivable	4,419,704	3,464,155
Recoverable on paid losses	1,172,858	915,900
Deferred policy acquisition costs	83,957,609	73,837,638
Prepaid reinsurance premiums	2,005,761	2,091,354
Fixed assets	54,337	72,926
Deferred expenses	1,794,240	1,917,520
Prepaid expenses	626,781	184,626
Derivative assets	-	60,031
Other assets	3,933,387	3,554,163
Total assets	$789,717,385	$711,903,302

Liabilities and Shareholders’ Equity
Liabilities
Loss and loss adjustment expense reserve	$17,607,482	$14,505,778
Unearned premiums	230,898,698	194,322,365
Reinsurance balances payable	-	1,210,683
Accounts payable and accrued liabilities	3,588,966	3,458,188
Accrued interest payable	-	693,150
Derivative liabilities	28,347,906	-
Other liabilities	3,829,855	3,445,924
Long-term debt	40,000,000	40,000,000
Redeemable preference shares ($1,000 redemption value and $0.10 par value; authorized
shares – 75,000; issued and outstanding shares – 75,000 at September 30, 2007 and December 31, 2006)	75,000,000	75,000,000
Total liabilities	399,272,907	332,636,088

Commitments and contingencies

Shareholders’ Equity
Common shares ($0.10 par value; authorized shares – 90,000,000; issued and outstanding
shares – 27,238,976 shares at September 30, 2007 and 27,234,755 shares at December 31, 2006)	2,723,898	2,723,476
Additional paid-in capital	227,850,007	227,436,840
Accumulated other comprehensive loss	(3,510,628)	(5,496,643)
Retained earnings	163,381,201	154,603,541
Total shareholders’ equity	390,444,478	379,267,214
Total liabilities and shareholders’ equity	$789,717,385	$711,903,302

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Consolidated Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Gross written premiums	$28,927,828	$23,508,887	$80,924,952	$55,569,988
Ceded premiums	-	(423,304)	-	(423,304)
Net written premiums	28,927,828	23,085,583	80,924,952	55,146,684
Change in unearned premiums	(12,456,699)	(8,029,174)	(36,661,926)	(17,782,969)
Net earned premiums	16,471,129	15,056,409	44,263,026	37,363,715
Net investment income	8,408,824	6,143,043	24,458,378	17,283,903
Net realized investment losses on sale of investments	(134)	-	(7,748)	(763,465)
Net unrealized losses on credit derivatives	(28,368,755)	(8,411)	(28,407,937)	(14,082)
Total revenues	(3,488,936)	21,191,041	40,305,719	53,870,071
Expenses:
Loss and loss adjustment expenses	1,272,790	(41,262)	1,193,159	(3,112,314)
Acquisition expenses	6,142,356	5,401,053	16,000,892	13,552,285
Operating expenses	3,075,958	2,900,418	9,464,659	10,348,913
Interest expense	681,849	681,849	4,869,349	2,056,849
Total expenses	11,172,953	8,942,058	31,528,059	22,845,733
Net income (loss)	$(14,661,889)	$12,248,983	$8,777,660	$31,024,338
Net income (loss) per common share:
Basic	$(0.54)	$0.45	$0.32	$1.16
Diluted	$(0.54)	$0.45	$0.32	$1.16
Weighted-average number of common shares outstanding:
Basic	27,238,847	27,234,755	27,236,977	26,636,403
Diluted	27,238,847	27,301,357	27,328,256	26,691,431

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Consolidated Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(14,661,889)	$12,248,983	$8,777,660	$31,024,338
Other comprehensive income (loss)
Change in unrealized fair value of investments	10,271,109	11,574,798	1,978,267	(1,868,962)
Less: Reclassification adjustment for net realized losses
included in net income	134	-	7,748	763,465
Other comprehensive income (loss)	10,271,243	11,574,798	1,986,015	(1,105,497)
Comprehensive income (loss)	$(4,390,646)	$23,823,781	$10,763,675	$29,918,841

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statement of Shareholders’ Equity and Retained Earnings
For Nine Months Ended September 30, 2007
(Unaudited)

			Accumulated
		Additional	Other
		Paid-in	Comprehensive	Retained
	Share Capital	Capital	Income/(Loss)	Earnings	Total

Balance, January 1, 2007	$2,723,476	$227,436,840	$(5,496,643)	$154,603,541	$379,267,214
Share issuance	422	(422)	—	—	—
Committed preferred shares expenses	—	(334,228)	—	—	(334,228)
Non-cash compensation	—	747,817	—	—	747,817
Net income	—	—	—	8,777,660	8,777,660
Other comprehensive income	—	—	1,986,015	—	1,986,015
Balance, September 30, 2007	$2,723,898	$227,850,007	$(3,510,628)	$163,381,201	$390,444,478

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Consolidated Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$8,777,660	$31,024,338
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized losses on sale of investments	7,748	763,465
Depreciation and amortization	159,151	107,101
Amortization of debt discount	4,710	4,699
Net unrealized losses on credit derivatives	28,407,937	14,082
Net amortization of bond premium and discount	(184,316)	526,795
Non-cash compensation	747,817	294,346
Accrued investment income	(1,013,890)	796,779
Premiums receivable	(955,549)	(2,359,004)
Recoverables on paid losses	(256,958)	(343,333)
Deferred policy acquisition costs	(10,119,971)	(4,921,304)
Prepaid reinsurance premiums	85,593	(417,085)
Prepaid expenses	(442,155)	(474,745)
Deferred expenses	477	(40,347)
Loss and loss adjustment expenses	3,101,704	(2,071,629)
Unearned premiums	36,576,333	18,200,054
Reinsurance balances payable	(1,210,683)	—
Accounts payable, accrued liabilities and interest payable	(562,372)	(628,934)
Share based compensation liabilities	—	(2,801,535)
Net cash flows provided by operating activities	63,123,236	37,673,743

Cash flows from investing activities:
Proceeds from sales of fixed maturity securities	18,228,122	76,386,682
Purchases of fixed maturity securities	(205,359,425)	(121,408,134)
Proceeds on maturities of fixed maturity securities	87,903,353	2,541,521
Net sales (purchases) of short term investments	32,891,574	(9,820,200)
Purchases of fixed assets	(17,759)	(16,257)
Net cash flows used in investing activities	(66,354,135)	(52,316,388)

Cash flows from financing activities:
Net issuance of share capital	—	16,591,872
Committed preferred shares expenses	(334,228)	(399,621)
Net cash flows (used in) provided by financing activities	(334,228)	16,192,251

Net increase/(decrease) in cash and cash equivalents	(3,565,127)	1,549,606
Cash and cash equivalents - Beginning of period	6,120,448	6,070,420
Cash and cash equivalents - End of period	$2,555,321	$7,620,026

Supplemental cash flow disclosure:
Interest paid on redeemable preferred shares	$2,812,500	$-
Interest paid on long term debt	$2,750,000	$2,750,000

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Notes to Consolidated Financial Statements
September 30, 2007
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

2. Basis of Preparation

The interim unaudited consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). These statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006 for RAM Holdings Ltd. included in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements prepared reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates. The December 31, 2006 balance sheet included in these statements was derived from audited financial statements. The results of operations for the three and nine months ending September 30, 2007 may not be indicative of the results that may be expected for the full year.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased at the acquisition date with maturities of one month or less to be cash.

Reinsurance

In the ordinary course of business, the Company cedes business to other insurance and reinsurance companies. These agreements enable the Company to manage its risk concentration limits thereby providing greater risk diversification and may minimize the net potential loss from large risks. Retrocessional contracts do not relieve the Company of its obligation to the reinsured. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers relating to the unexpired terms of the reinsurance contracts in force. The Company currently has one retrocessional agreement in place which requires a minimum of $1 million written premiums to be ceded by December 31, 2007. As at September 30, 2007 there have been no premiums ceded under this agreement.

Derivative instruments

The Company has entered into agreements to reinsure derivative instruments, consisting of credit default swaps that it intends to reinsure for the full term of the contract. While management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, under FASB Statement of Financial Accounting Standards No. 149 (“FAS 149”), the reinsurance the Company provides does not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FASB Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The credit default swap risks that the Company assume from ceding companies do not meet the scope exception provided under FAS 149 because (a) the guaranteed party (i.e., the underlying insured) is entitled to recover amounts on occurrence of events other than failure to pay principal and interest when due; and (b) the guaranteed party is not exposed to the risk of non-payment at the inception of the contract and throughout the contract term as the guaranteed party does not have legal ownership of the guaranteed obligation. As the assumed policies do not qualify for the scope exception under FAS 149, the Company must account for these assumed credit default swaps under the provisions of FAS 133, and not as reinsurance under FASB Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance under Short-Duration and Long-Duration Contracts.” FAS 133 establishes accounting and reporting standards for derivative instruments, and requires the Company to recognize the derivative instruments on the balance sheet at their fair value, with changes in fair value recognized in earnings. Because management considers the Company’s reinsurance of credit default swaps to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, management believes the most meaningful presentation of these derivatives is to reflect in the Statements of Operations (i) premiums that the Company receives from the reinsurance of such contracts in the line items entitled gross written premium, ceded premium and change in unearned premiums, (ii) loss payments to the reinsured in “loss and loss adjustment expenses, and (iii) change in fair value in the caption “net unrealized losses on credit derivatives”. In determining the fair value of derivative instruments, management relies on ceding company reports of credit derivative contract valuations. The ceding companies use their own internal valuation models where market prices are not available. Due to the limited availability of quoted market prices for these derivative contracts and the inherent uncertainties in the assumptions used in models, different valuation models may produce materially different results and be materially different from actual experience. Management assesses the reasonableness of the ceding companies’ valuations against general market conditions. Upon occurrence of specific credit events such as a default, an appropriate case reserve is established to reflect the market value. See further information on derivative instruments in note 5 to these interim consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

4. Recent Accounting Pronouncements

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of contractual premiums due under such contracts, currently or in the future, be recorded on the Company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007. A FASB Round Table discussion was held in early September and the FASB is currently in redeliberations. The FASB has indicated that the final FASB Statement is expected to be issued in the first quarter of 2008. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the proposed interpretation. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

In February 2006, FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). FAS 155 amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), and resolves issues addressed in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of FAS 155 are, with respect to FAS 133, to address the accounting for beneficial interests in securitized financial assets and, as respects FAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS 155 is effective for the Company for all financial instruments acquired or issued after January 1, 2007. The adoption of FAS 155 did not have any impact on the Company’s operating results or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 was effective for the Company as of January 1, 2007. The Company’s adoption of FIN 48 did not have any impact on our results of operations or financial position.

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

In February 2007, the FASB issued FAS No. 159 (“FAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The statement requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. The standard also requires companies to provide additional information to enable users of the financial statements to understand the company’s reasons for electing the fair value option and how changes in the fair values affect earnings for the period. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning on or before November 15, 2007. The Company does not expect any impact on our financial position and operating results on implementation of this standard.

5. Derivative Instruments

RAM Re has reinsured derivative instruments consisting primarily of credit default swaps that it intends to reinsure for the full term of the contract. Management considers these derivative instruments to be a normal extension of its financial guaranty reinsurance business. All derivative instruments are recognized on the balance sheet at their estimated fair value since they do not qualify for the financial guarantee scope exception under Statement of Financial Accounting Standard No. 149 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Changes in fair value are recognized as unrealized gains/(losses) in net income. Through June 30, 2007 the Company has valued its credit default swap portfolio using an internally developed model. While the model estimates an appropriate fair value during normal market conditions, the internal model output at September 30, 2007 would not fully reflect the effect of the present market conditions and the large changes in credit spreads currently being experienced. Management has therefore determined that a more appropriate basis for our estimate of fair value is to use the valuation information provided to us by our ceding companies as they have access to each underlying risk and their internal models are able to reflect more detailed market data for each of those underlying risks. Accordingly, in this quarter, our change in fair value estimate is based upon the information provided to us by our ceding companies. The change in fair value of these derivative contracts for both the three and nine months ending September 30, 2007 was $28.4 million and was immaterial for the comparable 2006 periods. As of September 30, 2007, no losses had been incurred or paid by us on credit derivatives contracts.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and restricted stock outstanding during the period that could potentially result in the issuance of common stock. As at September 30, 2007 and 2006, there were 947,061 and 446,004 stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive. During the three and nine months ended September 30, 2007, 191 and 4,221 restricted stock units vested and were issued as share capital, respectively, compared to none for the comparable 2006 periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	( in thousands, except share and per share amounts)
Net income (loss)	$(14,662)	$12,249	$8,777	$31,024

Basic weighted-average shares	27,238,847	27,234,755	27,236,977	26,636,403
Effect of stock options and unvested restricted stock	-	66,602	91,279	55,028
Diluted weighted-average shares	27,238,847	27,301,357	27,328,256	26,691,431
Basic EPS	$(0.54)	$0.45	$0.32	$1.16
Diluted EPS	$(0.54)	$0.45	$0.32	$1.16

7. Contingent capital and credit facilities

RAM Re has contingent capital and credit facilities totaling $180.0 million, the details of which are discussed in the following:

As of September 30, 2007 and December 31, 2006, the Company maintained a $90.0 million credit facility with major commercial banks. The facility may be drawn upon by the Company if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by the Company. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual renewal provision subject to approval by the banks, has a term ending on May 11, 2015. As of September 30, 2007, no amounts were outstanding under this facility. The Company also maintained a second $40.0 million contingent capital facility with two highly rated commercial banks as of September 30, 2007 and December 31, 2006. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover losses exceeding the minimum threshold from public finance obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The $40.0 million facility has a seven-year term ending February 3, 2014, and has an annual renewal feature, subject to approval of the lenders. As of September 30, 2007 no amounts were outstanding under this facility.

On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50.0 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. The rate of the perpetual preferred securities is currently set at the maximum rate under the program for its current rating of 30-day LIBOR plus 2% and the floating put option fee paid by RAM to the trust is correspondingly set at its maximum level. As of September 30, 2007, the perpetual put options have not been exercised. Expenses of $0.3 million and $0.4 million relating to the operation of the facility for the nine month periods ended September 30, 2007 and 2006, respectively, have been charged directly to additional paid-in capital.

8. Long-term debt

On March 26, 2004, RAM Holdings Ltd. issued $40,000,000 of unsecured senior notes (the “Notes”) to a qualified institutional buyer as defined in Rule 144A of the Securities Act. The term of the Notes is 20 years with the full principal amount due at maturity. The Notes rank pari passu in right of repayment with RAM Holding Ltd.’s other unsecured senior debt, of which there is currently none. The net proceeds from the Notes have been used to provide capital for RAM Reinsurance Company Ltd.

The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of Holdings, in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and a make whole amount, amounting to a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $2,056,849 has been recorded for each of the nine months ending September 30, 2007 and 2006.

9. Redeemable Preferred Shares

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75,000,000. The preferred shares bear a non-cumulative, non mandatory dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon declaration by the Board of Directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. As a result of this mandatory redemption feature, preference shares are accounted for as a liability in accordance with the guidance in Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The Company can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that may be affected at the redemption price and a “make-whole” amount, amounting to dividends for the remainder of the period to December 15, 2016. The Company declared a dividend on May 3, 2007 in the amount of $2,812,500 with a record date of May 30, 2007, and paid it on June 14, 2007. The payment of preferred share dividends is classified as an interest expense. During the quarter, the full amount of our preferred shares has been registered under the Securities Act of 1933. Subsequent to September 30, 2007, the Company declared a dividend on November 2, 2007 in the amount of $2,812,500 with a payment date of December 15, 2007.

10. Stock Based Compensation Plan

Stock based compensation for the nine months ended September 30, 2007 and 2006 was $671,354 and $217,883, respectively. For both the nine month periods ended September 30, 2007 and 2006, the Company recognized $76,463 of compensation expense for stock options with an exercise price less than the market value of the underlying common stock on the date of the grant under APB 25. The effect on both the basic and diluted earnings per share for the nine month periods ended September 30, 2007 and 2006 was $0.03 and $0.01, respectively.

11. Share Capital

As at September 30, 2007 authorized share capital is 90,000,000 common shares and 10,000,000 undesignated preference shares with a par value of $0.10 each. During the three and nine months ended September 30, 2007, 191 and 4,221 restricted stock units vested and were issued as share capital, respectively, increasing the common shares issued and outstanding. Common shares issued and outstanding as at September 30, 2007 and December 31, 2006 were 27,238,976 and 27,234,755, respectively.

12. Subsequent Events

The Company holds three investments with exposure to the subprime sector. Subsequent to September 30, 2007, these subprime investments decreased in fair value to $6.2 million at October 31, 2007 from $8.6 million at September 30, 2007, an increase in unrealized losses of $2.4 million. Management continues to have the intent and ability to hold these investments to recovery, and therefore, no loss has been realized on these investments at September 30, 2007 or subsequent thereto.

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
  change in regulation or tax laws;
  performance of invested assets;
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

Overview

RAM Holdings Ltd. is a Bermuda-based provider of financial guaranty reinsurance, conducting substantially all of our operations through our wholly owned subsidiary, RAM Reinsurance Company Ltd. (“RAM Re”). RAM Re has earned a AAA rating from Standard & Poor’s Ratings Services (“S&P”) and an Aa3 rating from Moody’s Investors Service, Inc (“Moody’s”). These ratings, in particular the S&P triple-A rating, provide us with an advantage in our ability to compete in the market of providing reinsurance to the primary financial guaranty insurers, as our competitors are generally rated AA. On June 14, 2007, S&P reaffirmed RAM Re’s AAA rating with a negative outlook, which reflects the below-average earnings and ROE earned by the company over the past several years, coupled with concern regarding the level and pace of improvement in the near to intermediate future, and the risk of adverse selection by our ceding companies. We do not believe that negative outlook has had or will have an adverse impact on our business. Our business consists of a single operating segment, financial guaranty reinsurance, the purpose of which is to indemnify a primary financial guarantor, referred to as the primary insurer, against the portion of any loss it may sustain under financial guaranty policies it has ceded to us. We reinsure policies covering both U.S. and international exposures and we market our reinsurance directly through the execution of treaty and facultative contracts with seven primary insurers.

Critical Accounting Policies

Our unaudited interim consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America (“GAAP”), are determined using estimates and assumptions. Actual results and amounts realized could ultimately be materially different from the amounts currently provided for in our unaudited interim consolidated financial statements. Critical accounting policies are those that management believes to be inherently complex and subjective, and therefore an understanding of the accounting policies pertaining to these items is important. There were no changes to our accounting policies compared to those in our December 31, 2006 audited financial statements. Amongst the estimates included in our financial statements, estimates relating to loss and loss adjustment expense reserves, valuation of derivative financial instruments, and valuation of the investment portfolio including other than temporary impairments of investments require us to make significant judgments and such estimates could potentially result in materially different results under different assumptions and conditions. These estimates are summarized below, and the discussion that follows should be read in conjunction with our unaudited interim consolidated financial statements and notes included in this quarterly report and our Form 10-K filing with the SEC on March 9, 2007, which includes our December 31, 2006 audited consolidated financial statements and notes.

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of contractual premiums due under such contracts, currently or in the future, be recorded on the company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007. A FASB Round Table discussion was held in early September and the FASB is currently in redeliberations. The FASB has indicated that the final FASB Statement is expected to be issued in the first quarter of 2008. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the proposed interpretation. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

Losses and Loss Expense Reserves

The following table summarizes our reserves as at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Case	$2,975	$3,010
Unallocated	14,632	11,496
Total	$17,607	$14,506

Estimates of our reserves for loss and loss adjustment expenses are substantially dependent on the surveillance activities and reserving policies of the primary insurers and our estimates are subjective and are based on the judgment of both the primary insurer and our senior risk management and finance personnel and, therefore, the final liability may materially differ from amounts estimated and reserved.

Valuation of Derivative Financial Instruments

Statement of Financial Accounting Standard No. 149, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards for derivative instruments. RAM’s exposure to derivative instruments is through reinsurance of credit default swap contracts issued by ceding companies. These contracts are held to maturity by the ceding companies, are generally highly rated tranches of structured credit default swap obligations, and because the primary insurer generally structures its credit default swap contracts with first loss protection from various financial institutions our risk of loss is mitigated. Management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance but they do not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FAS 149. Therefore, we are required to account for these assumed credit default swaps on the balance sheet at fair value and changes in fair value due to market conditions are reported as unrealized gains and losses on derivative financial instruments in our income statement.

Through June 30, 2007 the Company has valued its credit default swap portfolio using an internally developed model. While the model estimates an appropriate fair value during normal market conditions, the internal model output at September 30, 2007 would not fully reflect the effect of the present market conditions and the large changes in credit spreads currently being experienced. Management has therefore determined that a more appropriate basis for our estimate of fair value is to use the valuation information provided to us by our ceding companies as they have access to each underlying risk and their internal models are able to reflect more detailed market data for each of those underlying risks. Accordingly, in this quarter, our change in fair value estimate is based upon the information provided to us by our ceding companies.

The ceding companies use their own internal valuation models where market prices are not available. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps insured by ceding companies and reinsured by us. Therefore, due to the limited availability of quoted market prices for these derivative contracts and the inherent uncertainties in the assumptions used in models, different valuation models may produce materially different results and be materially different from actual experience. The Company intends to continue to record the ceding companies’ fair value estimate and related change going forward.

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

The Company had no write-downs of investments for other than temporary impairment losses for the nine month periods ended September 30, 2007 and 2006. We have provided tables to summarize unrealized losses in our investment portfolio under “Liquidity and Capital Resources”.

Consolidated Results of Operations

The following table presents summary consolidated results of operations data for the three and nine month periods ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Gross written premiums	$28,928	$23,509	$80,925	$55,570
Net written premiums	28,928	23,086	80,925	55,147
Net earned premiums	16,471	15,056	44,263	37,364
Net investment income	8,409	6,143	24,458	17,284
Net realized investment losses	-	-	(8)	(764)
Unrealized losses on derivative financial instruments	(28,369)	(8)	(28,408)	(14)
Total revenues	$(3,489)	$21,191	$40,305	$53,870
Expenses:
Loss and loss adjustment expenses	1,273	(41)	1,193	(3,112)
Acquisition expenses	6,142	5,401	16,001	13,552
Operating expenses	3,076	2,900	9,465	10,349
Interest expense	682	682	4,869	2,057
Total expenses	$11,173	$8,942	$31,528	$22,846
Net Income (loss)	$(14,662)	$12,249	$8,777	$31,024

Net Income (Loss)

Net income/(loss) for the three and nine months ended September 30, 2007 was ($14.7) million and $8.8 million, respectively, a decrease of $26.9 million compared to the three months ended September 30, 2006 and a decrease of $22.2 million compared to the nine months ended September 30, 2006. The decrease in net income for the 2007 periods as compared to 2006 is due primarily to higher unrealized losses on credit derivatives of $28.4 million for both the three and nine months ended September 30, 2007, resulting from the widening of credit spreads in the market on our inforce portfolio of highly rated credit derivative contracts. Additionally, the decrease in net income relates to the combined effect of (i) loss activity in 2006 that resulted in a substantial favorable reduction of $3.5 million in net case reserves and ($3.1) million in incurred losses and (ii) $2.8 million of preferred share dividends classified as interest expense in the second quarter of 2007. The overall decrease in net income for the first three quarters of 2007 is reduced by the combined impact of (a) general business growth in recent years which has resulted in an increase in the outstanding exposures that we have reinsured and in a larger portfolio of invested assets, each of these in turn are reflected in increased earned premiums and investment income in 2007, (b) lower, or improved, general and administrative expenses in the first three quarters of 2007 compared to the prior year, reflecting that the prior year included non-recurring costs of approximately $2.3 million for our initial public offering compared to non-recurring costs of $0.5 million in the current year.

Gross Written Premiums

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)
Public Finance	$20,127	$17,117	$56,718	$36,835
Structured Finance	8,801	6,392	24,207	18,735
Total	$28,928	$23,509	$80,925	$55,570

Gross written premiums for the three and nine months ended September 30, 2007 were $28.9 million and $80.9 million, an increase of $5.4 million or 23% in comparison to the three months ended September 30, 2006 and an increase of $25.3 million or 46% in comparison to the nine months ended September 30, 2006. Public finance premiums written increased to $20.1 million from $17.1 million, or 18%, for the three months ended September 30, 2007 compared to the same period in 2006 and increased by $19.9 million to $56.7 million for the nine months ended September 30, 2007. Structured finance premiums written were $8.8 million for the three months ended September 30, 2007 compared to $6.4 million in the prior year, an increase of $2.4 million, or 38% and increased $5.5 million or 29% for the nine months ended September 30, 2007 compared to prior year. The majority of the premiums written are from our treaty business and the increase in premiums written in 2007 compared to 2006 relates partially to two new treaties established this year, which contributed $9.7 million and $18.1 million for each of the three and nine month periods ended September 30, 2007, respectively, as well as an increase in cessions and premium rates in 2007.

Net Earned Premiums

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)
Public Finance	$6,923	$8,713	$20,855	$18,485
Structured Finance	9,548	6,343	23,408	18,879
Total	$16,471	$15,056	$44,263	$37,364

Net earned premiums for the three and nine months ended September 30, 2007 were $16.5 million and $44.3 million, compared with $15.1 million and $37.4 million for the comparable 2006 periods, amounting to increases of 9% and 18%, respectively. The significant increases in upfront premiums from public finance business in past years, as indicated by growth in unearned premiums on the balance sheet, and in installment premiums from the structured finance business assumed in current and prior years contributed to this growth. The increase in earned premiums in the current quarter and year to date is also attributable to increased cessions in 2007. During the nine months ending September 30, 2007 refundings totaled $4.6 million compared to $5.4 million for the nine months to September 30, 2006. Refundings represent an acceleration of earned premiums that occurs when an obligation that we have reinsured is retired or defeased prior to its scheduled maturity and this event, in turn, results in the recognition of any remaining unearned premiums and deferred policy acquisition costs associated with the obligation.

Net Investment Income

Net investment income increased to $8.4 million for the three months ended September 30, 2007, 38% above the $6.1 million in net investment income for the three months ended September 30, 2006. Net investment income for the nine months ended September 30, 2007 and 2006 was $24.5 million and $17.3 million respectively, an increase of 42%. The increase is primarily attributable to the growth of cash and invested assets of approximately 30% during the twelve months ending with the 2007 third quarter. This growth includes the proceeds from our issuance of $75 million of preferred shares on December 14, 2006 and from cash flows produced by our business. We have also experienced an increase in the book yield on invested assets in concert with modestly rising interest rates such that our average book yields were 5.10% and 4.83% at September 30, 2007 and 2006, respectively.

Net Realized Investment Losses on Sale of Investments

Net realized investment losses, principally from the sale of fixed maturity securities were immaterial for the three and nine months ended September 30, 2007, compared to losses of $Nil and $0.8 million for the three and nine months ended September 30, 2006, respectively. Net losses on securities sold are generated incidental to the ongoing management of the investment portfolio. The Company had no write-downs of investments for other than temporary impairment losses for the nine months ended September 30, 2007 and 2006.

Net Unrealized Losses on Derivative Financial Instruments

Net unrealized losses on derivative financial instruments were $28.4 million for both the three and nine months ended September 30, 2007, an increase of $28.4 million as compared to the comparable periods in 2006. The net unrealized loss on derivative financial instruments reported during the three and nine months ended September 30, 2007 primarily relate to AAA rated credit default swaps on approximately $9.9 billion of par exposure. The significant unrealized loss for the quarter and nine months ending September 30, 2007, was primarily due to the widening credit spreads in the market. As of September 30, 2007, no losses had been incurred or paid by us on credit derivatives contracts.

We view our assumed reinsurance of credit derivative policies to be an extension of normal financial guaranty business and intend to hold derivative financial instruments to maturity, so that in the absence of an actual loss the changes in fair value estimates will net to zero over the term of the assumed business.

Loss and Loss Adjustment Expenses

Losses and loss adjustment expenses for the three months ended September 30, 2007 were $1.3 million and were immaterial for the three months ended September 30, 2006. Loss and loss adjustment expenses for the nine months ended September 30, 2007 and 2006 were $1.2 million and ($3.1) million, respectively, resulting in loss ratios of 2.7% and (8.3)%, respectively. The loss and loss adjustment expense for the nine month period ended September 30, 2007 was mainly driven by an increase in unallocated loss reserves of $3.1 million related to our increased portfolio exposure, offset by recoveries of $1.7 million during the period. For the three month period ended September 30, 2007 an additional factor contributing to the loss and loss adjustment expense was a $1.0 million decrease in recoverables, largely due to the Eurotunnel recovery which was received in the third quarter of 2007. Although recoveries and changes in reserve estimates that arise from loss mitigation efforts are a normal part of our business, such activity, as seen in 2006, does not typically result in a negative loss provision and this outcome is clearly not a sustainable element of operations.

Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as trends in the reserving practices of our ceding insurers and specific credit events within reinsured obligations.

The components of incurred losses and loss adjustment expenses for the three and nine months ended September 30, 2007 and 2006 are provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)
Paid losses/(recoveries)	$(1,385)	$(211)	$(1,652)	$(697)
Change in case reserves	34	162	(34)	(3,126)
Change in unallocated reserves	1,657	(27)	3,136	1,054
Change in recoverables	967	35	(257)	(343)
Incurred losses and loss adjustment expenses	$1,273	$(41)	$1,193	$(3,112)

As a result of this activity, our total reserves for losses and loss adjustment expenses at September 30, 2007 increased by $3.1 million when compared to total reserves at December 31, 2006.

Over the past several months, there has been considerable stress in the US residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. RAM Re is exposed to US residential mortgages through our reinsurance of residential mortgage-backed securities, or “RMBS”, and indirectly through our guarantees of collateralized debt obligations or “CDOs”. CDOs are securities backed by portfolios of assets that may include a combination of bonds, loans, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. CDOs backed by significant amounts of RMBS are known as “ABS CDOs”. As of September 30, 2007, we have no 2005-2007 RMBS or ABS CDO exposures for which we have established case reserves for losses because no such losses are both probable and estimable.

The following summarizes RAM Re’s exposure to RMBS and CDOs as of September 30, 2007.1 RAM Re generally follows the classifications for RMBS and CDO securities used by the primary insurers and reported to RAM Re.

RAM Re Ratings

As a reinsurer we report outstanding exposure on a one quarter lag, which is consistent with the reinsurance industry practice. However, the RAM Re ratings shown in the tables below take into consideration the current ratings of the ceding companies and the rating agencies as of our review on October 15, 2007.

Mortgage Securities Exposure

The following table summarizes RAM Re’s RMBS outstanding par exposure as of September 30, 2007 by loan type and vintage.

($MM)	Pre-2002	2002	2003	2004	2005	2006	2007	Total OS
Sub-prime	$34.3	$13.8	$59.4	$32.9	$18.8	$38.6	$187.5	$385.4
Other Mortgage	$43.3	$11.5	$19.7	$140.0	$267.6	$456.1	$888.9	$1,827.1
International	$3.4	$12.8	$167.6	$73.7	$207.2	$116.8	$190.5	$772.1
	$81.0	$38.1	$246.6	$246.7	$493.6	$611.6	$1,266.9	$2,984.6
(Note: may not add due to rounding)

1     RAM Re reports outstanding exposures on a one-quarter lag basis.

As discussed above, RAM Re generally follows the classifications for RMBS securities used by the primary insurers and reported to RAM Re. In general, the primary insurers define the various residential mortgage product types as follows:

Prime 1sts – First lien, predominantly single family residential mortgage loans to prime borrowers. Prime borrowers typically have credit scores above 660, on average better than 680.

HELOCs – Revolving home equity lines of credit, typically second lien and floating rate. These loans are typically made to prime quality borrowers.

Closed-end Seconds (CES) – Second lien loans similar to HELOCs except that they have a fixed amount disbursed at closing and no additional borrowing allowed over the life of the loan and are typically fixed rate.

Alt-A – First-lien mortgage loan that generally conforms to traditional prime credit guidelines, although the loan-to-value ratio (“LTV”), loan documentation, occupancy status, or property type, etc., may cause the loan not to qualify under standard underwriting programs. Alt-A loans may include reduced or limited documentation, including no verification of the borrower’s assets, employment or income.

Sub-prime – A first- or second-lien residential mortgage loans made to a borrower who has a history of delinquency or other credit problems.

Manufactured Housing – Loans on single family homes constructed in a factory, including chattel paper only secured by the factory-built home and mortgage loans secured by both the land and the home.

NIMs – Net interest margin securities backed by the residual cash flow from residential mortgage securitizations.

International – Mortgage loans on properties outside of the United States.

The following table provides the break-down of RAM Re’s mortgage exposure outstanding as of September 30, 2007 and assumed since January 1, 2005 by product type and RAM Re Rating.2

Mortgage Securities Exposure
Net Par Outstanding as of September 30, 2007
Vintages 2005- Q3 2007

($MM)
	RAM Re Rating
	AAA / AA	A	BBB	BIG	Total
Prime 1sts	$73.1	$9.8	$0.0	$0.0	$82.9
HELOCs	0.0	43.6	855.1	36.9	935.6
Closed-End Seconds	76.6	18.0	317.8	0.0	412.4
Alt A	105.6	64.7	0.0	0.0	170.3
Sub-prime	97.8	115.4	31.7	0.0	244.9
Manuf Housing	0.0	9.7	0.0	0.0	9.7
NIMs	0.1	0.3	1.2	0.0	1.7
International	499.4	11.2	3.9	0.0	514.5
Total	$852.7	$272.7	$1,209.8	$36.9	$2,372.1
_________ * “BIG” stands for below investment grade.

(Note: may not add due to rounding)

2 RAM Re ratings are current as of October 15, 2007. These ratings are assigned by RAM Re and take into consideration the ratings assigned by the ceding companies and the rating agencies.

The following table lists the top five largest issuers of US mortgage securities in RAM Re’s portfolio by RAM Re par outstanding and provides the outstanding par amount of HELOC, CES and sub-prime issued by each.

RAM Re's Top 5 US Mortgage Issuers
($MM)
	Total	HELOC	CES	Subprime
Issuer Name	OS Par	OS Par	OS Par	OS Par
1 Countrywide	$955.6	$639.1	$250.8	$49.8
2 Greenpoint	278.2	250.3	0.3	-
3 Residential Capital (GMAC-RFC)	179.3	34.2	67.4	67.9
4 Impac Funding Corp	102.5	-	15.7	-
5 Option One	69.5	-	-	68.1
	$1,585.2	$923.7	$334.3	$185.8

CDO Exposure

RAM Re also has exposure to mortgage collateral in CDOs. RAM Re’s exposure to mortgage collateral in CDOs is a sub-set of our CDOs backed by multi-sector (“MS”) collateral (see definition below). The following table sets forth the RAM Re rating of the MS CDOs in our portfolio as of September 30, 2007.

Multi-Sector CDOs by RAM Re Rating
($MM)
RAM Re	Outsdg
Rating	Par	Pct
AAA	$2,557.1	99.9%
AA	$2.0	0.1%
BIG	$0.2	0.0%
Total	$2,559.3	100.0%

The following table segregates RAM Re’s MS CDOs into four classifications: “HG,” which are high grade securities (rated single-A or higher, primarily AA), “CMBS,” which are commercial mortgage-backed securities, “Mez,” which are mezzanine securities (rated below single-A, primarily BBB) and CDO, which are CDOs backed by CDOs (or “CDO-squared”). Our CDO-squared transactions are predominantly backed by CDOs backed by corporate loans or bonds.

Multi-Sector CDOs by Collateral Type
($MM)
CDO	Outsdg
Type	Par	Pct
HG	$907.9	35.5%
CMBS	1,399.3	54.7%
Mez	63.5	2.5%
CDO	188.6	7.4%
Total	$2,559.3	100.0%

The vintage distribution, based on closing date of CDO issuance, of RAM Re’s MS CDOs is broken out by CDO Type in the table below:

	Multi-Sector CDOs by Vintage and Type
($MM)
	CMBS	HG	Mez	CDO	Total
2000	-	-	0.2	-	0.2
2001	-	-	0.6	1.3	2.0
2002	0.5	6.3	17.5	-	24.3
2003	-	63.7	4.2	7.5	75.4
2004	49.5	-	40.8	67.4	157.7
2005	156.3	205.1	0.1	100.0	461.5
2006	232.6	332.5	-	12.4	577.5
2007	960.4	300.4	-	-	1,260.8
	1,399.3	907.9	63.5	188.6	2,559.3

The table below provides a listing of RAM Re’s multi-sector CDOs containing significant residential mortgage exposure and closed since January 1, 2005. The table lists each CDO transaction by vintage year and multi-sector type and provides the proportion of the collateral that is RMBS (including sub-prime RMBS), sub-prime RMBS and CDO. Also shown is the AAA subordination level and the actual level of subordination below RAM Re. RAM Re’s exposures to CDO-squared transactions are not included in the table because they are primarily backed by CDOs backed by corporate loans or bonds. However, the CDO collateral in the table is primarily ABS CDO collateral and is therefore backed by RMBS (including subprime RMBS):

RAM Re Portfolio of Insured CDOs with Subprime Exposure
Vintage 2005-2007 (1)

($MM)		Collateral

			Subprime	CDO	AAA	RAM Re
Year Insured	Insured Amount	RMBS	RMBS	Collateral	Subordination	Subordination
High Grade CDOs
2005	$50.0	79.0%	34.0%	20.0%	8.8%	20.1%
2005	$75.0	66.5%	28.5%	24.8%	11.3%	40.0%
2005	$80.1	65.0%	22.0%	13.0%	5.0%	8.0%
2006	$59.4	70.2%	15.9%	29.8%	6.1%	12.0%
2006	$100.0	66.4%	11.8%	26.5%	6.1%	11.1%
2006	$37.5	69.9%	7.7%	10.8%	7.0%	11.7%
2006	$9.5	76.0%	20.0%	24.0%	7.0%	14.3%
2006	$42.0	73.4%	10.6%	15.8%	2.7%	6.1%
2006	$22.3	56.9%	24.0%	35.1%	6.7%	16.2%
2006	$40.4	75.1%	9.3%	24.9%	5.0%	13.8%
2006	$21.4	73.0%	20.5%	27.0%	6.6%	20.0%
2007	$32.1	79.9%	13.6%	18.1%	2.5%	6.3%
2007	$14.1	70.4%	18.1%	29.6%	4.3%	15.0%
2007	$16.4	65.8%	16.1%	30.0%	4.6%	14.9%
2007	$32.2	52.8%	0.0%	11.3%	7.0%	14.0%
2007	$100.0	48.5%	31.9%	29.7%	4.5%	9.9%
2007	$19.7	68.2%	28.5%	29.9%	4.3%	15.1%
2007	$31.1	85.9%	24.1%	13.7%	7.5%	17.0%
2007	$14.4	70.2%	12.3%	29.8%	4.1%	15.3%
2007	$16.9	70.2%	20.8%	29.8%	2.8%	10.0%
2007	$23.4	70.2%	28.0%	29.8%	3.8%	15.6%

High Grade Total
Weighted Average	$837.9	67.2%	19.9%	23.2%	6.0%	14.7%

Mezzanine CDOs
2005	$0.1	48.0%	7.0%	7.0%	28.2%	51.3%

Mezzanine Total
Weighted Average	$0.1	48.0%	7.0%	7.0%	28.2%	51.3%

Overall Total
Weighted Average	$838.0	67.2%	19.9%	23.2%	6.0%	14.7%

(1) All CDOs closed since January 1, 2005 as of September 30, 2007 (reported with a one quarter lag).

As shown in the following table, RAM Re’s total CDO par exposure was $7.8 B as of September 30, 2007. The following table breaks down RAM Re’s total CDO exposure by type of CDO:

RAM Re Total CDO Exposure By CDO Type
($MM)
CDO	Outsdg
Type	Par	Pct
HY	$3,000.3	38.2%
IG	1,936.1	24.7%
MS	2,559.3	32.6%
EM	247.3	3.2%
DBL	102.0	1.3%
Total	$7,845.1	100.0%

The definitions of the CDO types in the above table are as follows:

IG – Investment grade corporates
HY – Non-investment grade corporates, predominantly collateralized loan obligations or “CLOs” backed by corporate loans
MS – Multi-sector collateral, which may include MBS (including sub-prime), ABS, CDOs, CMBS and other asset-backed securities
EM – Emerging market sovereign debt obligations
DBL – “Double-Wrap” or “second-to-default” CDOs that are backed by collateral, but are wrapped by a financial guaranty company.

The distribution of RAM Re’s total outstanding CDO portfolio by RAM Re rating is as follows:

RAM Re Total CDO Exposure by Rating
($MM)
RAM Re	Outsdg
Rating	Par	Pct
AAA	$7,377.8	94.0%
AA	$388.8	5.0%
A	$65.4	0.8%
BBB	$7.4	0.1%
BIG	$5.7	0.1%
Total	$7,845.1	100.0%

Acquisition and Operating Expenses

Acquisition expenses, primarily ceding commissions, were $6.1 million and $5.4 million, respectively, for the three months ended September 30, 2007 and 2006 and $16.0 million and $13.6 million, respectively for the nine months ended September 30, 2007 and 2006. Acquisition expenses vary directly with earned premiums and the increase in acquisition expenses of $0.7 million and $2.4 million, or 13.0% and 17.6% for the three and nine months ended September 30, 2007, respectively as compared to the same periods in prior year was due to an increase in the amortization of acquisition expenses in concert with higher earned premiums. Our acquisition expense ratio for the third quarter of 2007 and 2006 was 37% and 36%, respectively. The acquisition expense ratio for the first three quarters of 2007 remained essentially unchanged from the prior year comparative period, at a ratio of 36%.

Operating expenses were $3.1 million for the quarter ended September 30, 2007, an increase of 6.9% compared to $2.9 million for the third quarter of 2006. Operating expenses were $9.5 million and $10.3 million for the nine months ended September 30, 2007 and 2006, respectively, with secondary offering expenses of $0.5 million for the first nine months of 2007 and approximately $2.3 million of IPO expenses for the first nine months of 2006. Without these non-recurring secondary offering costs in 2007 and IPO costs in 2006, operating expenses have increased by 12.5% over prior year’s first nine months, primarily reflecting ongoing costs of being a public company.

Combining acquisition and operating expenses, the expense ratio for the nine months ending September 30, 2007 was 57.5% compared to 63.9% during the first three quarters of 2006, an overall decrease of 10.0% . Excluding secondary offering costs in 2007 and IPO-related expenses in 2006 from the ratios, the expense ratio was 56.4% and 57.8% for nine months ended September 30, 2007 and 2006, respectively.

Interest Expense on Debt and Redeemable Preferred Shares

Interest expense was $0.7 million for both the three months ended September 30, 2007 and 2006 and $4.9 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively. Preferred share dividends, classified as interest expense, of $2.8 million were paid in the second quarter of 2007. Preferred shares were issued on December 14, 2006 and therefore no dividends were paid in the prior year. Dividends on the preferred shares are payable semi-annually on June 15 and December 15 each year if declared by the Board of Directors. Subsequent to September 30, 2007, the Company declared a dividend on November 2, 2007 in the amount of $2,812,500 with a payment date of December 15, 2007.

Liquidity and Capital Resources

Liquidity

RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access debt and equity markets. Our principal uses of liquidity are for payment of interest on our senior notes, payment of dividends on preference shares and capital investments in RAM Re. Based on the amount of dividends that we expect to receive from RAM Re, we believe that we will have sufficient liquidity to satisfy our needs over the next twelve months. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as adverse market changes, insurance regulatory changes, changes in general economic conditions beyond the next twelve months and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.

The principal sources of RAM Re’s liquidity are gross written premiums, scheduled investment maturities, capital contributions from RAM Holdings and net investment income. The principal uses of RAM Re’s liquidity are for the payment of operating expenses, claims, ceding commissions, reinsurance premiums, and dividends to RAM Holdings and for purchases of new investments. We believe that RAM Re’s expected operating liquidity needs can be funded exclusively from its operating cash flow.

RAM Re may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of net loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain a minimum level of statutory capital and surplus of $11.6 million at December 31, 2006. RAM Re’s statutory capital and surplus was $441.2 million at September 30, 2007. In addition to the foregoing solvency criteria, Bermuda law limits the maximum amount of annual dividends or distributions payable and in certain instances requires the prior notification to, or approval of, the Bermuda Monetary Authority. Based upon these tests, without regulatory approval, the maximum amount that would have been available during 2007 for payment by RAM Re was approximately $51.2 million. As of September 30, 2007, $5.6 million dividends have been paid from RAM Re to Holdings.

Cash Flows

During the first nine months of 2007, net operating cash flow was $63.1 million compared to $37.7 million for the first nine months of 2006. Our operating cash flows are primarily the result of the excess of net premiums received and investment income over operating expenses, claims payments and interest expenses. For the first nine months 2007 and 2006, net cash flows from financing activities were ($0.3) million and $16.2 million, respectively, relating to the committed preferred securities expenses in 2007 and in 2006 the additional share issuance. Net cash used in investment activities amounted to $66.4 million and $52.3 million in the period ending September 30, 2007 and 2006, respectively, relating to the purchases of investments offset by sales and maturities of investments.

Capital Resources

RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re claims paying resources and may not be drawn upon except for the payment of catastrophic losses where cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re exceed minimum defined thresholds. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual renewal provision subject to bank approval, has a term ending on May 11, 2015. As of September 30, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility. We also maintain a second $40.0 million contingent capital facility with two highly rated commercial banks. This facility is similar in purpose and structure to the $90.0 million contingent capital facility described above although it may be drawn upon to cover losses arising only from municipal obligations reinsured by RAM Re in excess of the minimum defined threshold. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility. The $40.0 million facility has a seven-year term ending on February 3, 2014, and has an annual renewal feature, subject to approval of the lenders. As of September 30, 2007, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

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

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75.0 million. Underwriting expenses were $0.75 million and other issuance costs were approximately $0.3 million resulting in estimated net proceeds of approximately $73.9 million all of which was contributed to RAM Re to support new writings in its reinsurance business. The preferred shares bear a dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon approval by the Board of Directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. We can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that would require a redemption price equal to par value plus a “make-whole” amount reflecting the value of dividends for the remainder of the period to December 15, 2016. The Company declared a dividend on May 3, 2007 in the amount of $2,812,500 and dividends were paid on June 14, 2007. The payment of preferred share dividends is classified as an interest expense and the preference shares are classified as a liability on the balance sheet. During the quarter, the full amount of our preferred shares has been registered under the Securities Act of 1933. Subsequent to September 30, 2007, the Company declared a dividend on November 2, 2007 in the amount of $2,812,500 with a payment date of December 15, 2007.

On December 23, 2003, RAM Re entered into a $50.0 million soft capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a floating put option fee. The counterparty is a trust established by Lehman Brothers Inc. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and following the procedures of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The option agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s and “A2” by Moody’s. The proceeds of this issuance are held by the trust in certain high-quality, short-term commercial paper investments. The rate of the perpetual preferred securities is currently set at the maximum rate under the program for its current rating of 30-day LIBOR plus 2% and the floating put option fee paid by RAM to the trust is correspondingly set at its maximum level. For the nine months ended September 30, 2007 and 2006, $0.3 million and $0.4 million, respectively, of put option fees have been paid and recorded in additional paid in capital on the balance sheet. As of September 30, 2007, the put option has not been exercised.

On March 26, 2004, the Company issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere. We were in compliance with all covenants at September 30, 2007. During the first nine months of 2007, RAM Re paid dividends to the Company in the amount of $2.75 million, which was used to pay interest on the senior debt.

Investment Portfolio

At September 30, 2007, our investment portfolio consisted of $669.3 million of fixed income securities, $13.7 million of short-term investments and $2.2 million of cash and cash equivalents. Our fixed income securities are designated as available for sale in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Short-term investments consist primarily of money market funds, U.S. domestic time deposits and discount notes. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by outside professional asset management firms in accordance with specific investment policies approved by our Board of Directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices by either independent pricing services, or when such quoted prices are unavailable, by reference to broker quotes. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at September 30, 2007 is 4.61 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio is 5.28% and the book yield of the portfolio is 5.10% at September 30, 2007. At September 30, 2007, we had $343.4 million of our invested assets in trust accounts for the benefit of primary insurers (out of $685.2 million of total cash and investments). Under our reinsurance agreements with primary insurers, RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission.

Our finance personnel monitor the portfolio on a monthly basis for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” We have not recognized an impairment at either September 30, 2007 or at December 31, 2006. The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of September 30, 2007 and December 31, 2006 (note that the table includes only securities which are in an unrealized loss position):

		As of September 30, 2007				As of December 31, 2006
		Estimated		Gross		Estimated		Gross
		Fair		Unrealized		Fair		Unrealized
Length of Time in Continuous Unrealized Loss Position		Value		Losses		Value		Losses

Municipal securities
0-6 months	$	---	$	---	$	---	$	---
7-12 months		---		---		---		---
Greater than 12 months		2,938,739		(66,261)		2,911,045		(93,955)
		2,938,739		(66,261)		2,911,045		(93,955)
Corporate securities
0-6 months		8,028,859		(42,933)		21,231,900		(226,014)
7-12 months		8,785,458		(637,396)		2,467,250		(29,538)
Greater than 12 months		70,300,907		(2,426,209)		82,133,028		(3,025,557)
		87,115,224		(3,106,538)		105,832,178		(3,281,109)
U.S. Government obligations
0-6 months		---		---		31,330,635		(487,787)
7-12 months		20,429,840		(383,378)		---		---
Greater than 12 months		26,028,852		(347,899)		25,512,668		(860,054)
		46,458,692		(731,277)		56,843,303		(1,347,841)
Mortgage and asset-backed securities
0-6 months		59,856,014		(1,169,573)		51,779,861		(256,645)
7-12 months		32,163,100		(432,949)		8,813,814		(32,043)
Greater than 12 months		115,869,332		(3,641,582)		136,658,795		(3,578,123)
		207,888,446		(5,244,104)		197,252,470		(3,866,811)

Agencies
0-6 months		14,316,467		(70,810)		25,550,100		(129,060)
7-12 months		6,388,458		(64,035)		1,927,000		(71,586)
Greater than 12 months		27,028,316		(271,686)		42,290,127		(641,418)
		47,733,241		(406,531)		69,767,227		(842,064)
Total		$392,134,342		(9,554,711)		$432,606,223		$(9,431,780)

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

As at September 30, 2007 the Company holds three investments with exposure to the subprime sector. These investments have a fair value of $8.6 million and an amortized cost of $9.6 million with a minimum rating of AA. As at December 31, 2006 and September 30, 2007 no write downs have been taken on these investments as management has the intent and ability to hold these investments to recovery. Subsequent to September 30, 2007, these subprime investments have a fair value of $6.2 million, an increase in unrealized losses of $2.4 million. Management intends to hold these investments to maturity and as such, no write down has been taken.

The amortized cost and estimated fair value of investments in fixed income securities at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair	Cost	Fair
Fixed Income Securities		Value		Value
	($ in thousands)
Municipal securities	$10,962	$11,672	$11,720	$12,376
Corporate securities	136,806	135,509	171,927	170,311
U.S. Government securities	70,397	69,992	70,411	69,306
U.S. Agency	160,496	162,210	86,145	85,555
Mortgage and asset-backed securities	307,806	303,574	279,767	276,910
Total	$686,467	$682,957	$619,970	$614,458

The following table summarizes our investment portfolio by bond quality at fair value at September 30, 2007 and December 31, 2006:

	As of	As of
	September 30,	December 31,
	2007	2006

AAA or equivalent	85.0%	73.8%
AA	6.8%	13.9%
A	7.9%	11.3%
Other	--%	--%
Cash	0.3%	1.0%
Total	100.0%	100.0%

As of September 30, 2007 and December 31, 2006, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

During the quarter ending September 30, 2007, management re-evaluated the valuation technique for the Company’s insured credit derivative portfolio in light of current credit market conditions. As a result, management concluded that the internal model generated by the Company and utilized through June 30, 2007 estimates an appropriate fair value during normal market conditions; however, the internal model output at September 30, 2007 would not be responsive to the volatile movement in credit spreads currently being seen in the market. As such, management determined that due to current market environment, a more appropriate basis for the estimate of fair value is to use the valuation information provided by RAM Re’s ceding companies as they have access to each underlying risk and their internal models are able to reflect more detailed market data for each of those underlying risks. As a reinsurer, we rely on the valuation information that the ceding companies provide us from their internal models, however these valuations can differ between ceding companies due to differences in valuation techniques, assumptions, and market data used in their internal models. As a result of our reliance on the valuations the ceding companies report to us, we are unable to estimate changes in their reported fair value estimates given changes in credit spreads. For the three and nine month periods ended September 30, 2007, we reported an unrealized loss on credit derivatives of $28.4 million and would expect this unrealized loss to increase if credit spreads widen further or decrease if credit spreads narrow.

See notes 3 and 5 to our interim consolidated financial statements contained elsewhere herein for further information on the valuation of our insured credit default swap portfolio.

There have been no material changes in the Company’s market risk of our investment portfolio during the first nine months ended September 30, 2007. For additional information on market risk relating to our investment portfolio, refer to the Company’s 10-K filing “Management’s Discussion and Analysis of Financial Condition” under the heading “Risk Management”.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. RAM Holdings Ltd.’s management, with the participation of RAM Holdings Ltd.’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of RAM Holdings Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, RAM Holdings Ltd.’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, all material information relating to the Company’s disclosure controls and procedures was received in a timely fashion and disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by RAM Holdings Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

Changes in Internal Controls over Financial Reporting. During the first nine months of 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s Chief Financial Officer (CFO) resigned from the Company effective September 28, 2007, as previously reported, and during our third quarter end process there was no CFO present. The Company’s Chief Executive Officer performed a detailed review of the financial results for the quarter ended September 30, 2007 with our Financial Controller, who is acting as our principal financial officer. The Chief Executive Officer’s review was supported by additional analytical reviews performed by two consultants that replicated the documented reviews ordinarily performed by the CFO in our internal controls. We believe that our controls operated effectively throughout the quarter with these additional resources.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no legal proceedings during the period covered by this Form 10-Q.

Item 1A. Risk Factors.

     Changes to accounting rules related to loss reserve and premium revenue recognition practices in the financial guaranty insurance and reinsurance industry could have a material adverse effect on the industry. On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of contractual premiums due under such contracts, currently or in the future, be recorded on the Company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007 A FASB Round Table discussion was held in early September and the FASB is currently in redeliberations. The FASB has indicated that the final FASB Statement is expected to be issued in the first quarter of 2008. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the proposed interpretation. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

     Implications of the Performance of the U.S. Residential Mortgage Market and the Related Effects of the Credit Markets. Residential mortgage loans in the US have been experiencing significant and increasing default rates, particularly subprime mortgage originations from January 1, 2005 and onwards. Through our reinsurance agreements with our ceding companies we reinsure RMBS, CDO's backed by RMBS, HELOCs, Alt-A loans and closed-end second lien loans. At origination, our ceding companies underwrote such products to include first loss coverage such that in the event of below expected performance of the underlying collateral, the first loss coverage would absorb such losses and no ultimate loss would be incurred under the policy. The future under-performance of these contracts significantly in excess of expectations could result in an adverse effect to the Company in the form of one or more of the following (i) an increase to our mark to market loss on our credit default swap portfolio, (ii) increases in incurred losses, and (iii) downgrades by the rating agencies of our reinsured exposures which would require us to hold additional capital to maintain our current financial enhancement ratings. Given that credit markets are currently in a stressed situation, we may not be able to raise capital on acceptable terms or at all, which may make us unable to maintain our current financial enhancement ratings. The loss of one or both of our ratings could have a material adverse affect on our business and results of operations.

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

None

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

RAM Holdings Ltd.(Registrant)

Dated: November 9, 2007	By:	/S/ Laryssa Yuel

Laryssa Yuel
Principal Financial Officer
and Duly Authorized Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Certificate of Designations of Non-Cumulative Preference Shares, Series A, of RAM Holdings Ltd.

10.2	Master Lease, dated August 20, 2007, between Field Real Estate (Holdings) Limited and RAM Reinsurance Company Ltd.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.