Form 10-K
period 2007-12-31
RAM Holdings Ltd.
filed 2008-03-17
CIK 1352713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the fiscal year ended December 31, 2007

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

Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

          The aggregate market value of voting and non-voting shares held by non-affiliates of the registrant as of the close of business on June 29, 2007 was $281,832,358 (based upon the closing price of the registrant’s shares on the NASDAQ Global Market on that date, which was $15.75). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the registrant were deemed to be Common Shares held by affiliates.

          As of March 14, 2008, 27,248,700 Common Shares, par value $0.10 per share were outstanding.

Documents Incorporated By Reference

Portions of RAM Holdings Ltd.’s Proxy Statement to be filed subsequent to the date hereof for its 2008 Annual Meeting of Shareholders scheduled to be held on May 2, 2008 are incorporated by reference into the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 14.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” below and the following:

•	loss of significant customers with whom we have a concentration of our reinsurance in force;

•	reduction in the amount of reinsurance ceded by one or more of our principal primary insurers;

•	recent adverse developments in credit markets and credit risk;

•	inability to access capital on acceptable terms or at all;

•	projected market capacity (including with respect to existing and potential future market entrants);

•

more severe losses or more frequent losses associated with our reinsurance products or changes in our assumptions used to estimate loss reserves and unrealized (losses) gains on derivative financial instruments;

•	income taxes, including our ability to write reinsurance business through Bermuda or other similarly tax-efficient jurisdictions;

•	timing of cash flows (including, principally, receipt of premium and timing of loss payments);

•

developments in the world’s financial and capital markets that adversely affect our loss experience, the demand for our products, our unrealized (losses) gains on derivative financial instruments or our investment returns;

•	downgrade of the financial strength ratings of RAM Re by Standard & Poor’s or Moody’s;

•	changes in ratings methodology by Standard & Poor’s or Moody’s;

•	inability to execute our business strategy;

•	changes in regulation or tax laws applicable to us, our subsidiaries or customers;

•	decreased demand for our reinsurance products or increased competition in our markets;

•	our ability to identify, hire and retain qualified management and other personnel;

•	contract cancellations;

•	effects of mergers, acquisitions, amalgamations and divestitures;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation, credit, foreign currency environment, interest rates and other factors.

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this annual report on Form 10-K. We undertake no obligation publicly to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those we projected. Any forward-looking statements you read in this Form 10-K reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or to individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Form 10-K which could cause actual results to differ before making an investment decision.

Part I

Item 1.	Business

Our Company

           RAM Holdings Ltd. is a Bermuda-based holding company that provides, through its operating subsidiary, RAM Reinsurance Ltd., financial guaranty reinsurance for public finance and structured finance obligations that are insured by the primary monoline financial guaranty insurers, which we refer to as the “primaries”. Both RAM and RAM Re were incorporated in Bermuda in January 1998 and all of our operations and business are located and transacted in Bermuda. In this Form 10-K, references to “RAM,”, “RAM Holdings”, the “Company,” “we,” “us” or “our” refer to RAM Holdings Ltd. and references to “RAM Re” refer solely to RAM Reinsurance Company Ltd.

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

           Our corporate objective is to build shareholder value by increasing shareholders’ equity through stable and profitable earnings growth. Our business model is predicated on specialization, in that our financial resources are dedicated exclusively to the financial guaranty reinsurance business. We do not use our capital to compete with our customers in the primary market. Key factors supporting our business model include our participation as a reinsurer in the well-established municipal bond and asset securitization markets, a focus on assuming reinsurance that is expected to have a remote risk of loss, and obtaining a significant percentage of revenues from investments in investment grade, fixed income securities. The success of our business model is substantially dependent upon providing our customers with reinsurance capacity and capital credit from rating agencies and regulators by means of our financial strength ratings from the rating agencies and, in the case of our customers regulated in the United States (“U.S”), trust accounts we have established for the benefit of such customers.

           In our initial public offering in May of 2006, we raised approximately $131 million of proceeds, of which the Company received $17 million and the selling shareholders received the remainder. We also raised an additional $75 million in our Series A Preference Shares offering in December 2006. We contributed substantially all of the proceeds of these offerings, net of expenses, to RAM Re to increase its capital and surplus in order to increase its underwriting capacity. In June 2007, the Company completed a secondary offering of 5,347,179 common shares. The Company did not receive any proceeds from the secondary offering. See “Management’s Discussion and Analysis – Liquidity and Capital Resources” for further information.

Recent developments

           The developments in the credit markets generally and the mortgage markets, in particular during the latter half of 2007, have had significant effects upon both the Company and the financial guaranty industry as a whole. Such effects are discussed further under “Customers”, “Pricing”, “Products”, “Rating Agencies” and “Competition in the Financial Guaranty Reinsurance Market”.

Customers

           Our customers through December 31, 2007, were the primary monoline financial guaranty insurers and in some cases, reinsurers, namely Ambac Assurance Corporation, or Ambac, Assured Guaranty Corp., or Assured Guaranty, CIFG IXIS Financial Guaranty North America, Inc., or CIFG, Financial Guaranty Insurance Company, or FGIC, Financial Security Assurance Inc., or FSA, MBIA Insurance Corporation, or MBIA, and XL Financial Assurance Ltd., or XLFA, the financial guaranty reinsurance subsidiary of Security Capital Assurance, Ltd., or SCA. Of the seven primaries, MBIA, FSA, FGIC and Ambac represented a majority of the financial guaranty industry’s capitalization and insurance in force through December 31, 2007.

          Prior to the fall of 2007, all of the primaries were rated AAA. In the fall of 2007, the rating agencies began to review the capital adequacy of each of the primaries as a result of their exposure to residential mortgages in structured finance products. As has been widely reported, residential mortgages have experienced high levels of delinquencies and defaults in 2007, which are expected to continue through 2008. Since commencing their reviews, the rating agencies have downgraded the ratings of several of the primaries and placed others on negative watch or outlook. As of March 14, 2008, the status of the primaries’ ratings is as follows:

Company	S&P	Moody’s	Fitch

Ambac	AAA (Negative Outlook)	Aaa (Outlook negative)	AA (Outlook negative)
Assured Guaranty	A+ (Stable)	Aaa (Stable)	AAA (Stable)
CIFG	A+ (Negative Outlook)	A1 (Stable)	AA- (Rating Watch Negative)
FGIC	A (CreditWatch Developing)	A3 (Review for Downgrade)	A (Rating Watch Negative)
FSA	AAA (Stable)	AAA (Stable)	AAA (Stable)
MBIA	AAA (Negative Outlook)	Aaa (Outlook Negative)	AAA (Rating Watch Negative)*
SCA**	A- (CreditWatch Negative)	A3 (Review for Downgrade)	A (Rating Watch Negative)

*MBIA has requested the withdrawal of its Fitch rating.
**ratings for XLCA and XLFA.

          Ratings are an essential part of the primaries’ ability to provide credit enhancement and to compete in the financial guaranty business. To date, a triple-A rating is necessary to provide credit enhancement to most municipal public finance obligations and provides a competitive advantage in providing credit enhancement to structured finance obligations. The triple-A ratings of Assured Guaranty and FSA have been affirmed by all three rating agencies. Ambac and MBIA have had their triple-A ratings affirmed by S&P and Moody’s, with a negative outlook in the case of MBIA and on negative watch in the case of Ambac as a result of continuing uncertainty regarding their ongoing capital adequacy and franchise value after actions taken by them to strengthen their respective capital positions. The plans of the remaining primaries, CIFG, FGIC and SCA, all of which have had their ratings down-graded; to maintain or restore their ratings are uncertain at this time. We intend to continue to reinsure those primaries that are rated triple-A or that we believe adhere to stringent underwriting standards consistent with a triple-A rating. In light of the ongoing nature of ratings actions and announcements by the rating agencies, you should review announcements by the rating agencies and the websites of the rating agencies for the then current publicly available information. However, the information in these announcements and on those websites does not constitute a part of this annual report on Form 10-K.

           Through December 31, 2007, the primaries insured both public finance and structured finance obligations covering both U.S. and non-U.S. exposures. Ambac and MBIA have recently announced their intention to suspend writing structured finance obligations for six months to accumulate capital and there is currently uncertainty regarding future actions regulators may take concerning participants within the financial guaranty industry. Financial guaranty policies require the insurer, pursuant to an unconditional and irrevocable guarantee, to pay principal and interest as they become due under an insured obligation in the event of a default by the issuer. A financial guaranty insurance policy enhances the credit of an insured obligation or issue because, in addition to the issuer’s obligation to repay debt, the insurer stands ready to make payments if there is a default. Insured obligations attain the benefit of the rating of the primary and this, in turn, usually results in lower financing costs for issuers as well as improved liquidity of insured debt. However, as a result of the actions by the rating agencies since the fall of 2007, obligations guaranteed by the primaries have experienced significantly greater price volatility and reduced liquidity, thereby reducing some of the benefits noted above.

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

           Customers choose financial guaranty reinsurers based upon several factors, including overall financial strength, financial strength ratings by the major rating agencies, single-risk capacity, and, to a lesser extent, level of service quality and whether or not the reinsurer competes with the primary company. RAM Re has insurance financial strength ratings of AAA, on CreditWatch with negative implications, by Standard & Poor’s Ratings Services (“Standard & Poors” or “S&P”) and Aa3 with a negative outlook by Moody’s Investor Services (“Moody’s”). Our ability to provide rating agency and regulatory capital credit to the primaries for our reinsurance by means of our financial strength ratings from the rating agencies and trust accounts we have established for the benefit of our U.S. regulated customers is a critical part of our business. A reduction in or loss of a substantial amount of rating agency capital credit could have a material adverse effect on our ability to compete and, therefore, on our operations and financial results. See “Rating Agencies” section below for further information.

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

           Under our treaty and facultative reinsurance agreements, the primary cedes us a portion of its liability under a policy or policies it has issued in consideration of a portion of the related premium. We generally reinsure primaries on a “quota share”, or a pro rata basis, meaning we are ceded a proportionate share of premiums for the risk we assume. We pay a “ceding commission” to the primaries, which is a portion of the premium ceded by the primary and is intended to compensate the primary for the costs of underwriting, administration and surveillance of the risks ceded. In the event of a loss, we pay our share of the loss upon receipt of notice from the primary insurer. If there is a dispute regarding our liability, the dispute is resolved following payment. This practice is generally different than other types of reinsurance, where the reinsurer pays its portion of the loss following its investigation and confirmation of its liability.

           During 2007, we had reinsurance treaties in place with five primary insurers, Ambac, FSA, MBIA, FGIC and Assured Guaranty, as well as with a reinsurer, XLFA, under which we assumed a share of covered policies initially issued by XL Capital Assurance Inc, or XLCA, the primary insurance affiliate of XLFA. Business ceded pursuant to reinsurance treaties constituted 88% of our gross premiums written in 2007, compared to 85% in 2006 and 89% in 2005. We currently have reinsurance treaties in place with Ambac, FSA, MBIA and XLFA.

Pricing

          We are dependent on the primaries’ pricing for the risks they underwrite and we reinsure. The primaries determine premium rates on the basis of the type of transaction and their assessment of the risk they are guaranteeing. Factors considered by the primaries in pricing include term to maturity, structure of the issue and credit and market elements such as security and credit enhancement features, as well as the interest rate spread between insured and uninsured obligations and the cost of generating and supporting insured business. Although we do not influence the initial pricing of business, we may negotiate and pay different ceding commissions on facultative transactions such that our premiums net of ceding commission may vary as a percentage of gross assumed premiums by primary company or type of business.

          Prior to the second quarter of 2007, credit spreads were very narrow because of the significant amount of global market liquidity and the stable credit environment characterized by low defaults across nearly all asset sectors. This narrow credit spread environment also caused financial guaranty premium rates to decline, as financial guaranty insurance competes with alternative credit enhancement structures, including senior/subordinated securitizations. Premium rates were also lower because the seven AAA/Aaa rated primaries at the time were competing aggressively within the market for financial guaranty insurance, particularly in the U.S. municipal sector. Reports of reductions in housing prices and increasing delinquencies of subprime mortgage loans caused related credit spreads to widen dramatically by the end of the third quarter of 2007. In addition, the banking sector began reporting significant unrealized fair value losses related to their holdings of credit derivatives backed primarily by subprime residential mortgages loans. In the fall of 2007, the rating agencies began a review of the capital adequacy of the financial guaranty industry because of its significant exposure to U.S. residential mortgages loans. See “Customers” above. Distress in the current credit environment has produced credit spread widening beyond U.S. subprime mortgage loans.

Products

           RAM operates in a single reportable segment, reinsurance, in which we generate business in two primary product lines, public finance and structured finance. The public finance, or municipal, obligations that we reinsure include primary policies that cover tax-exempt and taxable indebtedness issued by public entities including states, counties, cities, utility districts and other political subdivisions, airports, higher education and hospital facilities, and similar obligations issued by private entities that finance projects serving a substantial public purpose. The structured finance and asset-backed obligations covered by policies that we reinsure include securities that are payable from or which are tied to the performance of a specified pool of assets, such as residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, equipment, aircraft and property leases. Within the structured finance product line of business, we reinsure certain credit derivative transactions that are considered an extension of customary financial guaranty business. Both public finance and structured finance obligations are originated in the United States and internationally. During 2007, we reinsured public finance net par of $8.4 billion and structured finance net par of $9.8 billion.

Our gross written premiums by product line are set forth below:

	Twelve months ended December 31,

Gross Premiums Written	2007	2006	2005

	(Dollars in millions)
Public Finance	$74.0	$48.6	$43.9
Structured Finance	34.7	29.0	24.2

Total	$108.7	$77.6	$68.1

          The primaries have reported that insured volume as a percentage of total volume in the public finance market has reduced significantly since December 2007 as a result of uncertainty regarding the financial stability and ratings of the primaries. This uncertainty has also reportedly caused a reduction in new issuance as certain municipalities either (i) delayed issuance or (ii) were unable to find purchasers for their uninsured obligations at acceptable prices. The primaries have also reported that structured finance volume has decreased since the fourth quarter of 2007 as a result of the credit crisis and that such volume is uncertain for the future. Ambac and MBIA have announced not to underwrite structured finance transactions for six months. In addition, Ambac and MBIA have reported that they have determined not to insure credit derivatives transactions in the future. Furthermore, we believe FGIC and SCA have essentially ceased to write new business, at least temporarily. Finally there is currently uncertainty regarding future actions regulators may take regarding participants within the financial guaranty industry. Reinsurance ceded by the aforementioned primaries have been a significant part of RAM’s business volume in recent years. The reduction in business origination by these primaries is therefore anticipated to result in a lower volume of reinsurance business ceded.

RAM Assumed Portfolio (Portfolio of Reinsured Exposure)

           At December 31, 2007, the net par amount outstanding on RAM’s assumed obligations (obligations reinsured, or assumed, by RAM) was $45.4 billion. Net reinsurance in force, which includes all debt service assumed, totaled $71.9 billion. We report our exposure data on a one quarter lag due to the timing of receipt of exposure information from our primaries.

           As noted above, the primary financial guaranty policies that are reinsured by RAM generally guaranty the timely payment of amounts due on insured obligations in accordance with original payments schedules (unless the primary insurer consents to acceleration) in the event of default by the issuer. Our obligation is to indemnify a ceding company for a portion of any payments made on ceded policies in consideration of proportional premiums ceded for such policies. Thus, in most instances RAM would make claims payments to ceding companies only as originally scheduled payments on covered policies are made by the primary insurer following a default. However, RAM also reinsures insured credit derivative transactions which either require the timely payment of principal and interest on the underlying obligation (similar to a financial guaranty policy) or may require termination payments at the time of the default of an underlying reference obligation. We believe the primaries write insurance on credit derivative transactions only for obligations with high levels of subordination and credit enhancement (for example, most of the credit derivative transactions that have been reinsured by RAM have underlying ratings of triple-A before they are insured), but such transactions may experience defaults that exceed expectations based on historical data, particularly in the case of transactions with U.S. residential mortgage loan collateral.

           RAM’s portfolio of reinsured obligations is similar to the aggregate profile of risks insured by the primaries and is diversified in terms of revenue source, type of assets insured, industry concentrations, type of bond and geographic area. At December 31, 2007, our reinsurance covered 11,556 policies outstanding. Approximately 84.5% of par outstanding under these policies was ceded by one of the four major primaries, Ambac, FGIC, FSA and MBIA. However, in recent years an increasing percentage of our new business is ceded to us by three other monoline financial guarantors, Assured Guaranty, CIFG, and XLCA (via its reinsurance affiliate XLFA). For example, 29.6% of RAM’s $18.4 billion in total par written in 2007 was ceded by these three primaries compared to 21.9% in 2006 and 4.3% in 2005.

          Within the public finance product line, we reinsure municipal bonds that are typically supported by taxes, assessments, fees or tariffs related to use of projects, lease payments, or similar types of revenue streams. This product line also includes privately issued bonds used for financing public purpose projects, which are primarily located outside the U.S., and include toll roads, bridges, public transportation and other infrastructure projects. Although projects of these types are usually financed through issuance of tax-exempt bonds in the U.S., the absence of tax-advantaged financing in non-U.S. jurisdictions as well as other reasons has led to the transfer of many public purpose projects to the private sector. In these cases, the private entities typically operate under a concession agreement with a sponsoring government agency which maintains a level of regulatory oversight and control over the project. In the U.S. public finance market, insurance premiums are paid up-front at the time a policy is issued and premiums are usually established as a percentage of the total principal and interest (debt service or exposure) that is scheduled to become due during the life of insured bonds. Premiums for international policies are based on a percentage of either principal or principal and interest insured and may be collected up-front at policy inception or periodically (e.g., monthly, quarterly, annually). RAM receives premiums on the same basis as they are collected by the ceding company.

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

(dollars in millions)	Net Par Outstanding of RAM Re (1) As of December 31,

	2007		2006		2005

	Volume	%	Volume	%	Volume	%

US Public Finance
General Obligation and Lease	$7,964	17.5%	$5,692	18.3%	$5,282	19.5%
Tax Backed	2,571	5.7%	2,318	7.4%	1,984	7.3%
Transportation	3,078	6.8%	2,478	8.0%	2,399	8.9%
Healthcare	2,570	5.7%	2,203	7.1%	1,824	6.7%
Utility	3,723	8.2%	2,888	9.3%	2,649	9.8%
Investor Owned Utilities	769	1.7%	570	1.8%	525	1.9%
Higher Education	813	1.8%	384	1.2%	328	1.2%
Housing	383	0.8%	359	1.2%	337	1.2%
Other	349	0.8%	145	0.5%	83	0.3%

Total Public Finance	$22,219	49.0%	$17,037	54.7%	$15,412	57.0%

US Structured Finance
Commercial ABS (2)	$9,221	20.3%	$4,700	15.1%	$3,144	11.6%
Home Equity	1,815	4.0%	1,373	4.4%	1,590	5.9%
Autos	608	1.3%	545	1.8%	626	2.3%
Mortgage Backed Securities	673	1.5%	317	1.0%	429	1.6%
Banks and Other Corporate	242	0.5%	127	0.4%	103	0.4%
Other Consumer ABS	572	1.3%	358	1.2%	481	1.8%

Total Structured Finance	$13,131	28.9%	$7,420	23.8%	$6,374	23.6%

International
Asset Backed	$5,052	11.1%	$3,438	11.0%	$3,268	12.1%
Public Finance	3,119	6.9%	2,226	7.2%	1,472	5.4%
Investor Owned Utilities and Other	1,873	4.1%	998	3.2%	529	2.0%

Total International	$10,044	22.1%	$6,662	21.4%	$5,269	19.5%

Total	$45,394	100%	$31,119	100.0%	$27,054	100.0%

(1)	All par outstanding in this table is reported with a one-quarter lag. Due to rounding, the numbers may not add up to the totals.

(2)	Asset backed securities (“ABS”).

The following table sets forth the net par amount of our reinsurance business written, for each of the years indicated, by product line and bond type for transactions issued both in the United States and internationally.

(dollars in millions)	Net Par Written of RAM Re For the Year Ended December 31,

	2007		2006		2005

	Volume	%	Volume	%	Volume	%

US Public Finance
General Obligation and Lease	$2,761	15.2%	$873	10.6%	$1,231	14.7%
Tax Backed	483	2.7%	462	5.6%	669	8.0%
Transportation	838	4.6%	208	2.5%	409	4.9%
Healthcare	459	2.5%	446	5.4%	402	4.8%
Utility	1,109	6.1%	387	4.7%	309	3.7%
Investor Owned Utilities	249	1.4%	62	0.7%	139	1.6%
Higher Education	459	2.5%	80	1.0%	116	1.4%
Housing	41	0.2%	41	0.5%	122	1.5%
Other	210	1.2%	63	0.8%	5	0.1%

Total US Public Finance	$6,608	36.4%	$2,621	31.8%	$3,403	40.5%

US Structured Finance
Commercial ABS	$5,254	28.9%	$2,304	27.9%	$1,573	18.7%
Home Equity	1,063	5.8%	672	8.1%	828	9.9%
Autos	381	2.1%	299	3.6%	508	6.0%
Mortgage Backed Securities	555	3.1%	126	1.5%	212	2.5%
Banks and Other Corporate	127	0.7%	50	0.6%	40	0.5%
Other Consumer ABS	283	1.6%	55	0.7%	11	0.1%

Total US Structured Finance	$7,663	42.2%	$3,506	42.5%	$3,173	37.8%

International
Asset Backed	$2,113	11.6%	$986	12.0%	$1,323	15.7%
Public Finance	1,026	5.6%	690	8.4%	347	4.1%
Investor Owned Utilities and Other	767	4.2%	443	5.4%	156	1.9%
Total International	$3,905	21.4%	$2,119	25.7%	$1,826	21.7%

Total	$18,176	100.0%	$8,246	100.0%	$8,401	100.0%

The following table sets forth our in force portfolio by percent of net par outstanding as of the years indicated by underlying rating assigned by RAM Re.

	RAM Re Percent of Net Par Outstanding (1) As of December 31,
RAM Re Rating	2007	2006	2005
AAA	25.3%	18.6%	17.4%
AA	25.6%	25.5%	26.0%
A	28.1%	33.4%	34.8%
BBB	18.3%	21.8%	20.6%
Below Investment Grade (“BIG”)	2.6%	0.8%	1.2%

Total Percent of Net Par	100.0%	100.0%	100.0%

(1)	Due to rounding, the percentages in the table above may not add up to the totals.

The following table sets forth our in force portfolio net par outstanding as of the years indicated by geographic distribution.

(dollars in millions)	Net Par Outstanding of RAM Re As of December 31,
	2007		2006		2005
	Volume	%	Volume	%	Volume	%

United States
California	$3,618	8.0%	$2,300	7.4%	$1,985	7.3%
New York	2,652	5.8%	1,841	5.9%	1,565	5.8%
Florida	1,559	3.4%	1,345	4.3%	1,102	4.1%
Illinois	1,358	3.0%	1,040	3.3%	974	3.6%
Texas	1,291	2.8%	1,068	3.4%	988	3.7%
Massachusetts	957	2.1%	616	2.0%	587	2.2%
New Jersey	794	1.7%	591	1.9%	565	2.1%
Washington	785	1.7%	692	2.2%	640	2.4%
Pennsylvania	730	1.6%	620	2.0%	603	2.2%
Puerto Rico	717	1.6%	597	1.9%	586	2.2%
Other States	8,031	17.7%	6,312	20.3%	5,400	20.0%
Multi-State	12,859	28.3%	7,434	23.9%	6,790	25.1%

US Sub-total	$35,350	77.9%	$24,456	78.6%	$21,785	80.5%

International
United Kingdom	$3,872	8.5%	$2,098	6.7%	$1,468	5.4%
Australia	1,084	2.4%	625	2.0%	439	1.6%
Italy	660	1.5%	416	1.3%	180	0.7%
Germany	413	0.9%	432	1.4%	457	1.7%
Canada	310	0.7%	181	0.6%	158	0.6%
Japan	181	0.4%	104	0.3%	32	0.1%
Turkey	175	0.4%	110	0.4%	119	0.4%
France	159	0.3%	117	0.4%	87	0.3%
Chile	122	0.3%	114	0.4%	104	0.4%
Mexico	119	0.3%	102	0.3%	117	0.4%
Other Countries	597	1.3%	416	1.3%	381	1.4%
Multinational	2,351	5.2%	1,945	6.3%	1,727	6.4%

Int. Sub-total	$10,044	22.1%	$6,663	21.4%	$5,269	19.5%

Total Par	$45,394	100.0%	$31,119	100.0%	$27,054	100.0%

The following table sets forth our ten largest obligor exposures for each of our product lines as of December 31, 2007 by net par outstanding. The table also indicates the country domicile of the transaction and the RAM Re rating assigned to the obligor.

	(dollars in millions)	RAM Re Net Par Outstanding as of December 31, 2007

	Top 10 Largest Public Finance Exposures:	Country	NPO	RAM Re Rating [1]

1	Chicago, IL	US	$287	A+
2	Washington (State of) - GO/Appropriation	US	281	AA
3	Massachusetts (State of) – GO/Appropriation	US	267	AA
4	California (State of) - GO/Appropriation	US	256	A+
5	Clark County SD, NV - GO	US	250	AA-
6	Puerto Rico Highway & Transportation Authority	US	244	BBB
7	Region of Campania	ITA	232	A-
8	Port Authority of New York and New Jersey	US	226	AA-
9	New Jersey (State of) GO/Appropriation	US	224	AA-
10	New York City, NY	US	222	AA-

	Total		$2,488

	Top 10 Largest Structured Finance Exposures:	Country	NPO	RAM Re Rating [1]

1	Super Senior Synthetic Pooled IG CMBS	US	$175	AAA
2	Private Residential Mortgage-Backed Securities	GBR	172	AAA
3	Market Value CLO	US	163	AAA
4	Synthetic CDO of CLOs, CDOs and RMBS	US	150	BIG
5	Super Senior Synthetic Pooled IG CMBS	US	150	AAA
6	Telereal Securitisation plc	GBR	148	AA-
7	Super Senior Synthetic Managed CDO of Corporates and ABS	MULTI	135	AAA
8	Super Senior Synthetic Managed CDO of Corporates and ABS	MULTI	130	AAA
9	Market Value CLO	US	128	AAA
10	First Lien Adjustable-Rate Residential Mortgage-Backed Securities	US	128	AAA

	Total		$1,479

[1]

RAM Re ratings are current as of RAM Re’s credit review on January 19, 2008. These ratings are assigned by RAM Re based on management’s judgment and taking into consideration the ratings assigned by the primaries and the rating agencies. RAM Re undertakes no obligation to update its ratings, and such ratings do not constitute investment advice.

Underwriting and Risk Management

          RAM maintains various processes and controls intended to develop the portfolio of risks and to monitor and manage credit risk, including formal underwriting guidelines that are administered by RAM’s Credit Committee, comprised of senior management, and reviewed and approved by the Risk Management Committee of the board of directors. These guidelines establish, amongst other things, exposure limits and underwriting criteria for sectors, countries, single risks and servicers.

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

           Our underwriting guidelines are based on those aspects of credit quality that we deem important for the category of bond being considered for reinsurance. In addition, our underwriting guidelines take into consideration primary insurer and rating agency criteria established for the category. Such guidelines are updated periodically as appropriate to reflect changes in risk profiles, additional knowledge obtained and changes in the structure of the transactions being reinsured. Our underwriting is performed by a team of experienced analysts and all treaties and facultative transactions and changes to our underwriting guidelines are approved by the Credit Committee. In addition, all changes to our underwriting guidelines and treaties are approved by our Risk Management Committee of the board of directors and the board of directors.

           Underwriting guidelines for facultative reinsurance of public finance exposure consider such risk factors as the credit quality of the issuer, the type of issue, repayment source, the maturity of an issue, the financial strength and stability of the issuer, and various legal and structural features that bear on obligation to repay debt and sources of repayment. For structured finance obligations, underwriting considerations for facultative reinsurance include the amount and quality of assets underlying an issue, historical performance of the asset class, over-collateralization or other credit enhancement, servicer performance risk, and legal structure. In addition to factors such as those above, international transactions involve assessment of sovereign risk, political risk and the laws affecting the underlying assets that support structured finance obligations.

           We consider all types of investment grade public finance and structured finance securities for reinsurance, as well as limited types of corporate obligations (primarily obligations of secured investor-owned utilities and short-term bank deposits). We concentrate on selecting those credit sectors and obligations that we believe are fundamentally sound and that provide the most potential for profitability from within the total pool of available obligations in compliance with our underwriting and pricing guidelines, rather than limiting reinsurance activity to specific types of obligations. We seek to avoid any substantial concentration of exposure by specific type of bond, geographic area, issuer or maturity. An essential element of our risk management is that we focus on those primary insurers which, in our opinion, adhere to stringent underwriting guidelines consistent with a triple-A rating or which are rated “AAA” and “Aaa” by Standard & Poor’s and Moody’s, respectively. See “Customers” above.

          We seek to limit our exposures to single risks, which generally means obligations of an issuer that are payable from the same revenue stream or are secured by a common pool of assets, based upon an evaluation of the relative level of risk present in the particular reinsured transaction. Our single-risk guidelines therefore apply to the type of transaction being ceded as well as to a transaction’s uninsured rating.

          We base our single-risk guidelines for public finance transactions on Standard & Poor’s limits, with the highest limits for the lowest risk product lines, such as general obligation bonds and water and sewer transactions. To manage our exposure to risks in large public finance transactions, we maintained a retrocessional facility with a reinsurer under which we are able to cede certain public finance risks that exceed our internal single-risk limits subject to limits by risk categories. This retrocessional agreement does not relieve RAM Re from its obligation to a reinsured. We retroceded $0.8 million and $2.1 million during 2007 and 2006, respectively, of premiums written under this agreement.

          For structured finance transactions our single-risk guidelines are based upon the Standard & Poor’s capital charge and credit gap methodology, with such capital charges and related credit gaps being further adjusted for bond sector and underlying transaction rating. Our application of that methodology for structured finance transactions, however, typically results in our having retentions that are significantly below the amounts that the Standard & Poor’s methodology would allow without adjustment. In addition to limiting single risks for structured finance transactions, we also seek to limit our aggregate risk to particular originators/servicers. We do this by aggregating our total exposure to originators/servicers and discounting this aggregate exposure by an assumed correlation factor. The result of this calculation is then compared to an aggregate originator/servicer risk limit that is sensitive to the ceded transactions’ underlying ratings.

          The substantial majority of our business is ceded pursuant to reinsurance treaties under which we commit to reinsure specified business from a ceding company for a period of time, usually a one-year period. Although we have the ability to exclude certain categories of risk from a treaty, and even certain issues or issuers, we have limited ability to control the individual risk ceded pursuant to the terms of a treaty. In recognition of this, before we enter into a treaty and periodically thereafter we conduct due diligence on a primary. This includes review and assessment of the quality of a primary’s insured portfolio, including ratings, diversification, loss experience, and watch lists; meetings with senior underwriting management to review practices and controls; review of pricing, capital charges, risk levels, ratings, product line and geographic location of the obligations; and a review of financial strength and profitability. We actively monitor ceded exposures to assess ceded risk and conduct periodic underwriting and surveillance reviews of ceding companies to assure that these meet our expectations and we may seek adjustments to treaties at the time of renewal in response to our assessment of ceded business.

          We also reinsure facultative transactions with each of the primaries and, on occasion, with other financial guaranty reinsurance companies. Similar to our general practice with respect to our treaty reinsurance business, our facultative transactions are assumed by us on a proportional or quota share basis under which our customers retain a portion of the risk. Unlike treaty reinsurance, however, each facultative transaction is individually evaluated. The nature and extent of that evaluation depends upon the transaction’s product line, size, underlying credit ratings and whether or not it is a repeat transaction that has been reviewed in the past. In all instances, the primary insurer will have provided us with its own internal underwriting report that assesses the creditworthiness of the transaction, provides pricing and capital charge information and proposes any recommendations regarding changes in the transaction terms that the primary insurer is seeking prior to offering to insure it. For more complex transactions, the underlying transaction documents, feasibility studies, database search results and rating agency reports are also provided as applicable. In addition to evaluating the particular transaction for creditworthiness and appropriate pricing, we also evaluate the extent to which participating in a particular facultative transaction will assist in attaining our diversification objectives. On occasion, otherwise acceptable transactions are not reinsured because they would be detrimental to those diversification objectives.

Surveillance Process and Watch List

          Our underwriters and risk management staff perform reviews of our reinsured portfolio in order to ensure continued compliance with our general risk diversification guidelines, which include, for example, limits on bond sector, originator/servicer and geographic concentrations. In addition, during these reviews our portfolio profile is also compared to those of our competitors and to the ceding primary companies to verify that our underwriting standards are effectively maintaining the credit quality of our portfolio compared to the industry as a whole. Surveillance reviews are also used to identify trends or issues in particular industries or sectors that may serve to alter or limit our reinsurance activities in those sectors.

          In terms of reviews on individual transactions, we rely heavily upon the surveillance activities of the primary insurers, and supplement these reviews with rating agency and general market information. Each of the primary insurers maintains a “watch list” for credits that have been identified as requiring greater than the usual level of ongoing scrutiny and/or intervention. The primary insurer is required to notify us when any transaction it has reinsured has been placed on such a watch list.

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

As of December 31, 2007, our watch list consisted of 160 credits, comprising aggregate par amount outstanding of $2,217.8 million. The par amount of the credits in each category is shown in the table below:

(dollars in millions)	Net Par Outstanding of RAM Re As of December 31,

	2007		2006		2005

	Volume	%	Volume	%	Volume	%

Public Finance & Investor Owned Utilities
Category 1	$73.2	3.3%	$138.1	23.8%	$27.2	7.8%
Category 2	29.0	1.3%	41.9	7.2%	45.9	13.2%
Category 3	7.8	0.4%	20.9	3.6%	8.3	2.4%
Category 4	52.9	2.4%	15.0	2.6%	15.0	4.3%

Total Public Finance	$162.9	7.3%	$215.8	37.2%	$96.4	27.6%

Structured Finance & Non-Investor Owned Utilities Corporate
Category 1	$458.7	20.7%	$295.3	50.9%	$64.8	18.6%
Category 2	417.0	18.8%	15.9	2.7%	81.1	23.3%
Category 3	255.6	11.5%	31.8	5.5%	42.4	12.2%
Category 4	923.5	41.6%	21.2	3.6%	64.1	18.4%

Total Structured Finance	$2,054.9	92.7%	$364.2	62.8%	$252.4	72.4%

Total	$2,217.8	100.0%	$580.0	100.0%	$348.8	100.0%

Total as a % of Total Portfolio Net Par	4.89%		1.86%		1.29%

In 2007, the par amount of credits on our Watch List increased by a net $1,637.8 million, or 282%, from $580.0 million to $2,217.8 million. As a percent of our total outstanding portfolio, the par amount on the Watch List increased from 1.86% to 4.89%. Additions to the Watch List consisted primarily of RMBS and multi-sector CDOs closed since January 1, 2005. Additions of 2005 to 2007 vintage RMBS totaled $955 million, while additions of multi-sector CDOs totaled $813 million.

As of December 31, 2007, the 2005 to 2007 vintage RMBS on our Watch List primarily consists of securitizations backed by home equity lines of credit (“HELOCs”) amounting to $629 million, closed-end second lien mortgages (“CES”) amounting to $190 million and subprime mortgages of $135 million. In Category 4 we currently have $314 million of HELOCs, $21 million of CES and no subprime mortgages from the 2005 to 2007 vintages. Our case reserves for these exposures total $26.4 million.

All of the multi-sector CDOs added to the Watch list were 2006 to 2007 vintage transactions and were backed by a significant amount of residential mortgage loan collateral. Of the total $813 million added, 13 ABS CDO exposures of $569 million were added to our Watch List in Category 4, and we have recognized credit impairments for them totaling $44.4 million which is recorded in net losses on credit derivatives on the statement of operations. An additional 6 ABS CDOs totaling $244 million were added to Categories 1-3 on the Watch List.

Most of our Category 4 transactions as of December 31, 2007 and 2006 were related to ABS transactions. The transactions in Category 4 have been examined to determine the likelihood, timing and severity of expected losses. Although there can be no assurance that actual experience will not vary from our loss expectation, our existing case reserves represent our best estimate of likely future losses on our Category 4 transactions, with such estimates updated quarterly. All of our current Category 4 transactions include losses that are probable and estimable.

Loss Reserves

          Our liability for losses and loss adjustment expenses consists of case basis reserves and an unallocated reserve.

          Case basis reserves are established based on primary insurer reports and internal review and evaluation of obligations that either have already defaulted or have a high probability of default. Case basis reserves are established based on the present value of the expected ultimate losses and loss adjustment expense that we expect to pay less estimated recoveries. Our current case basis reserves consist of the estimated losses on our Watch List Category 4 transactions, which means that an unrecoverable claim is payable or a claim is probable and estimable. We maintain an unallocated reserve based on the unallocated reserve amounts established by primary insurers for their portfolios and the relative size and credit risk of our in-force portfolio, taking into account the rating agencies’ views of credit quality, as well as management judgment. The unallocated loss reserve is calculated using the primaries’ loss ratio of unallocated loss reserves to par outstanding, adjusted for RAM’s weighted average capital charge compared to the primaries. As at December 31, 2007, some of the primaries increased the unallocated reserves for residential mortgage-backed securities relating to home equity lines of credit and closed-end second mortgages, which have also been reflected in our unallocated loss reserve calculation. For a further discussion of loss reserving and the assumptions used in the assessment of the adequacy of the loss factor,see “Management’s Discussion and Analysis – Critical Accounting Policies — Loss and Loss Expense Reserves” located in Part II, Item 7).

          Problem credits are identified initially by the primary insurers at least on a quarterly basis. Our risk management staff uses this input to identify and assess the status of individual credits. Quarterly, the Management Committee, comprised of our senior officers, formally reviews case and unallocated reserves. The Committee establishes reserves that it believes are adequate to cover the ultimate liability for losses and loss adjustment expenses. These reserves are necessarily based on estimates and may vary materially from actual results. Adjustments based on actual loss experience will be recorded in the periods in which they become known.

          As of December 31, 2007, our losses and loss expense reserves were $63.7 million compared to total reserves of $14.5 million at December 31, 2006 and $16.6 million as of December 31, 2005. The following table sets forth the balances for the previous three years of losses and loss expense reserves, including case basis reserves and unallocated reserves:

	As of December 31,

Loss Reserves	2007	2006	2005

	(Dollars in thousands)
Case Reserves	$30,447	$3,010	$6,257
Unallocated Loss Reserves	33,351	11,496	10,338

Total	$63,798	$14,506	$16,595

          Over the past several months, there has been considerable stress in the U.S. residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. The Company is exposed to U.S. residential mortgages through our reinsurance of residential mortgage-backed securities, or “RMBS”, and indirectly through our guarantees of collateralized debt obligations or “CDOs”. CDOs are securities backed by portfolios of assets that may include a combination of bonds, loans, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. As of December 31, 2007, we have established $26.4 million of case reserves relating to the 2005-2007 RMBS and an additional increase of $15.6 million to our unallocated loss reserve relating to RMBS losses that are probable to occur but cannot be specifically identified. Additionally, the Company has been ceded credit impairments relating to CDOs amounting to $44.4 million at December 31, 2007 ($Nil at December 31, 2006) that is reported separately in the valuation of credit derivatives.

Rating Agencies

          The major rating agencies have developed and published rating guidelines for rating financial guaranty reinsurers. The financial strength ratings assigned by the rating agencies are based upon factors and criteria including consideration of the sufficiency of our capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), our overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development and investment operations.

          Through December 31, 2007, RAM Re had been assigned a “AAA” (Extremely Strong) rating with a negative outlook from Standard & Poor’s and a “Aa3” (Excellent) rating with a stable outlook from Moody’s. (In July of 2006 S&P revised its outlook for the rating from “stable” to “negative”, commenting that the revision “reflects the below-average earnings and ROE earned by the company over the past several years, coupled with concern regarding the level and pace of improvement in the near to intermediate future.”) On February 1, 2008, Moody’s announced that it had placed the Aa3 rating of RAM Re on review for possible downgrade, reflecting Moody’s revised expected loss projections for residential mortgage-backed securities and related collateralized debt obligations risk, and the corresponding implications for RAM Re’s capital adequacy. On February 14, 2008, Standard & Poor’s placed the AAA rating on RAM Re on CreditWatch with negative implications. Standard & Poor’s stated that under its guidelines, CreditWatch with negative implications means that there is a one-in-two chance of a ratings change within the short term, typically within 90 days. Standard & Poor’s stated that the ratings action reflects Standard & Poor’s view of the shortfall of approximately $82 - $132 million in RAM Re’s capital cushion at December 31, 2007, relative to projected subprime losses. Standard & Poor’s also stated that the action incorporates and elevates the importance of RAM Re demonstrating improved financial metrics, as first cited in July 2006 when Standard & Poor’s assigned a negative outlook to RAM Re and RAM Holdings. On March 7, 2008, Moody’s confirmed the Aa3 insurance financial strength rating of RAM Re and changed the outlook to negative. Moody’s stated that RAM Re remains adequately capitalized for its Aa3 rating, although it has a capital cushion of only $10 million for this rating. Moody’s stated that the negative outlook assigned reflects continued uncertainty regarding both the ultimate performance of mortgage and mortgage-related collateralized debt obligation exposures, as well as RAM Re’s future underwriting prospects given its reliance on the primaries for business.

          In the fall of 2007, both S&P and Moody’s began a review of the capital adequacy of the financial guaranty industry including both primary and reinsurance companies. As a result of their reviews, the major rating agencies have recently (i) changed their rating outlook for certain financial guarantors and reinsurers to “negative”, (ii) placed certain financial guarantee insurers and reinsurers on review for a possible downgrade, (iii) downgraded certain financial guarantee insurers and reinsurers and (iv) affirmed current ratings as “stable” for certain financial guarantors. See “Customers,” above. The continued uncertainty in the primary financial guaranty market could have an impact on the volume of business ceded to RAM.

          We do not believe that the CreditWatch with negative implications status of our S&P rating or the change in outlook by Moody’s has had or will have a material adverse impact on our business, although an actual reduction in or loss of rating could have a material adverse affect on our ability to compete, on the terms of our reinsurance and on our financial results, particularly if the downgrade results in a substantial reduction in rating agency capital credit. While we believe that strong ratings are important to RAM’s business, the most important factor relating to business generation is the capital credit we provide to our clients. At our current ratings, we provide a significant amount of capital credit. Should our ratings fall even several notches, we would still provide an amount of capital credit we believe would be meaningful to our customers (see chart below). RAM is pursuing alternatives to improve its capital position, including but not limited to commutations and reassumptions of selected exposures with our customers, seeking reinsurance and reducing its growth.

          In assessing capital adequacy of the primaries, the rating agencies will grant credit against a primary insurer’s capital requirements and single-risk limits for insurance ceded to a reinsurer in an amount that is a function of the financial strength rating of the reinsurer. The rating agencies currently allow the greatest credit to a primary insurer’s capital requirements and single-risk limits for reinsurance ceded to a monoline reinsurer with a financial strength rating of “AAA”. We currently have a financial strength rating of “AAA” on CreditWatch with negative implications from Standard & Poor’s. Standard & Poor’s has established the following reinsurance credit for business ceded to a monoline reinsurer:

	Monoline Reinsurer Rating

Primary Insurer Rating	AAA	AA	A	BBB

AAA	100%	70%	50%	no credit
AA	100%	75%	70%	50%
A	100%	80%	75%	70%

          If our rating from Standard & Poor’s is downgraded from AAA to AA, for example, we believe the Standard & Poor’s capital credit provided to the AAA-rated primaries for our reinsurance would be reduced from 100% to 70%. Moody’s does not publish a similar table that would indicate the exact amount of capital credit received by rating. We maintain trust accounts for the benefit of our customers located in the U.S. in order for them to receive statutory capital credit for our reinsurance from their regulators, and we believe that the rating agencies may also take into consideration the benefit provided by these trust accounts in assigning capital credit for our reinsurance.

          There have been a number of recent developments with respect to ratings actions by the rating agencies. In light of the ongoing nature of ratings actions or announcements by the rating agencies, you should consult announcements by the rating agencies and the websites of the rating agencies for the current publicly available information. However, the information in these announcements and on those websites does not constitute a part of this annual report on Form 10-K.

Investments

          Our investment portfolio is an important factor in ensuring our financial strength and stability while providing long-term predictable growth and income. Our investment objectives include preservation of principal, maintaining a high quality, liquid investment portfolio within a prescribed duration range, and achieving stable net investment income. As of December 31, 2007, the duration of our portfolio was 4.83 years and the weighted portfolio credit quality was an “AAA” rating by S&P.

          Our invested assets are managed by the professional asset management firms, New England Asset Management and MBIA Capital, a wholly-owned subsidiary of one of our customers. Investment decisions are constrained and guided by investment policy and guidelines developed by RAM Re and adopted by our board of directors. Our investment portfolio consists of fixed maturities and short-term investments. The portfolio is reported at fair value based upon quoted market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications.

The following table summarizes our investment portfolio by security type:

	As of December 31, 2007

Fixed Income Securities	Book Yield	Amortized Cost	Fair Value

	(Dollars in thousands)
Agencies	4.9%	$169,874	$175,625
U.S. government obligations	4.5	70,393	73,270
Corporate debt securities	4.9	123,559	123,992
Municipal securities	6.6	16,704	17,727
Mortgage and asset-backed securities	5.2	305,115	305,919

Total	5.0%	$685,645	$696,533

The following table summarizes our investment portfolio by ratings:

Rating Profile(1)	As of December 31, 2007

AAA(2)	82.0%
AA	6.2%
A	8.9%
Cash	2.9%

Total	100.0%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s ratings are used.

(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 35.7% of the investment portfolio as of December 31, 2007.

The following table summarizes our investment portfolio by maturity category:

	As of December 31, 2007

	(Dollars in thousands)
Fixed Income Securities	Amortized Cost	Fair Value

Less than one year	$18,031	$18,034
Due after one year through five years	143,996	145,201
Due after five years through ten years	137,654	142,540
Due after ten years	80,848	84,839
Mortgage and asset-backed securities	305,116	305,919

Total	$685,645	$696,533

Competition in the Financial Guaranty Reinsurance Market

          Primary financial guaranty companies choose reinsurance providers based upon several factors, including overall financial strength, financial strength ratings by the major rating agencies, single risk capacity, and, to a lesser extent, level of service quality and whether or not the reinsurer competes with the primary company. We are currently among the smallest of the financial guaranty reinsurers as measured by equity capital.

          Our major competitors include Assured Guaranty Re, XLFA, Channel Reinsurance Ltd., BluePoint Re Limited, and Radian Asset Assurance Inc., while several multiline insurance companies continue to offer financial guaranty reinsurance capacity as well. The capital adequacy of the financial guaranty reinsurers that we compete with has been reviewed by or is under review by the applicable rating agencies, and our competitive position will be determined in part by the ultimate outcome of the rating agencies’ reviews of RAM Re and its competitors. At least one new Bermuda-based financial guaranty reinsurance company has been formed recently, and it is possible that more will be formed in the near term, although we believe the barriers to entry, particularly rating agency requirements, remain significant. It is also possible that one or more of the primaries that has been downgraded will choose to become a reinsurer on a temporary or permanent basis. In this changing environment, it is not possible to predict with accuracy our competitors or competitive position in 2008. We also compete directly and indirectly with certain credit derivative transactions and other alternative transaction structures that may be a more attractive alternative to traditional financial guaranty reinsurance. In addition, issuers may choose to divide large transactions among several primary insurers reducing or eliminating the need for reinsurance. Primary insurers may also choose to reinsure transactions with other primary insurers directly also reducing or eliminating the need for reinsurance.

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

          Minimum Solvency Margin and Restrictions on Dividends and Distributions. Under the Bermuda Insurance Act, the value of the general business assets of a Class 3 insurer, such as RAM Re, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin, or the general business solvency margin. As a Class 3 insurer: (1) RAM Re is required to maintain the general business solvency margin being a minimum solvency margin equal to the greatest of: (A) $1,000,000; (B) 20% of net written premiums up to $6,000,000 plus 15% of net written premiums over $6,000,000; or (C) 15% of loss and other insurance reserves; (2) at any time RAM Re fails to meet its general business solvency margin it must, within 30 days after becoming aware of that failure or having reason to believe that such failure has occurred, file with the BMA a written report containing particulars of the circumstances leading to the failure and of the manner and time within which the insurer intends to rectify the failure; (3) RAM Re is prohibited from declaring or paying any dividends at any time it is in breach of its general business solvency margin or the required minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio; (4) if RAM Re has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, RAM Re will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year; and (5) RAM Re is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements. Total statutory capital includes paid-up share capital, and redemption or repurchase of shares will be a reduction in total statutory capital. Additionally, under the Bermuda Companies Act, the Company and RAM Re may only declare or pay a dividend if the Company or RAM Re, as the case may be, has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The BMA is considering the impact on Bermuda statutory financial statements of unrealized losses on credit derivatives and we believe the BMA will require that the portion of such unrealized losses that represents an impairment be classified as a case basis loss reserve, which would reduce statutory capital.

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

          Supervision, Investigation and Intervention. The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or potential policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Bermuda Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Bermuda Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person, (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50 percent or more of the shares or is entitled to exercise, or control the exercise, of more than 50 percent of the voting power at a general meeting. If it appears to the BMA that there is a risk of an insurer becoming insolvent, or that the insurer is in breach of the Bermuda Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (i) not to effect further contracts of insurance, or any contract of insurance of a specified description; (ii) to limit the aggregate of the premiums to be written by it during a specified period beginning not earlier than 28 days after the direction is given; (iii) not to vary any contract of insurance in force when the direction is given, if the effect of the variation would be to increase the liabilities of the insurer; (iv) not to make any investment of a specified class; (v) before the expiration of a specified period (or such longer period as the BMA may allow) to realize any existing investment of a specified class; (vi) not to declare or pay any dividends or any other distributions, or to restrict the making of such payments to such extent as the BMA thinks fit; (vii) not to enter into any specified transaction with any specified person or persons of a specified class; (viii) to remove a controller or officer; (ix) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit; and (x) to obtain the opinion of a loss reserve specialist with respect to general business, or an actuarial opinion with respect to long-term business, and to submit it to the BMA within a specified time. The BMA intends to meet with each Class 3 insurance company on a voluntary basis, every two years.

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

          The insurance laws of each state of the United States and of many non-U.S. jurisdictions regulate the sale of insurance and reinsurance therein by alien insurers, such as RAM Re, which are not authorized or admitted to do business within such jurisdiction. We do not maintain an office, solicit insurance business, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that we be so authorized or admitted. We conduct our U.S. business in a manner similar to that employed by other non-admitted reinsurers that provide reinsurance to U.S. primary insurers. Moreover, we have developed operating guidelines to assist our personnel in conducting business in conformity with the laws of U.S. jurisdictions and we do not believe that our operations would result in any violation of the insurance laws of any U.S. or non-U.S. jurisdiction.

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

Employees

          We have 16 employees and believe that our employee relations are good.

Available Information

          The Company files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The public can read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.

          The Company maintains a website at www.ramre.com, through which it makes available all of its SEC filings as soon as it is reasonably practicable after materials have been filed with the SEC. We believe that all such filings were timely posted to the website in 2007. Nothing on our website should be considered incorporated by reference in this report.

Item 1A.	Risk Factors

Risks Related to Our Company

          An adverse rating action concerning RAM Re’s ratings could have a material adverse effect on our ability to compete in the financial guaranty reinsurance industry and could significantly decrease the value of the reinsurance we provide.

          RAM Re currently has a financial strength rating of “AAA” by Standard & Poor’s, on CreditWatch with negative implications, and a financial strength rating of “Aa3” by Moody’s, with a negative outlook. A downgrade of either of these ratings or a decrease in the credit given for our reinsurance would negatively affect the value of our reinsurance. For example, under Standard & Poor’s current guidelines for assigning credit to reinsurance, if RAM Re’s rating were downgraded from “AAA” to “AA,” there would be a 30% decrease in the benefits financial guarantors receive from ceding business to us based on Standard & Poor’s model. In addition to potential negative effects on future business, a downgrade of the ratings assigned to RAM Re by either rating agency may harm our competitive position in the reinsurance industry. In some cases upon a downgrade of our financial strength ratings by Standard & Poor’s, and in all cases upon a downgrade of our rating by Moody’s, the primaries would have the right, after a cure period, to increase the ceding commission, as stipulated in the treaties, or terminate the treaties and either leave their existing business with RAM Re or recapture it. In the case of a downgrade by S&P from AAA to AA, the primaries may generally increase the ceding commission but not all of the primaries have the right to terminate their treaties with RAM Re. RAM Re’s treaty contracts allow a cure period, generally between 30 to 90 days, in which RAM Re may restore its ratings or restore the reinsurance credit received by the primaries to the level associated with RAM Re’s rating prior to downgrade by providing additional collateral, which may be in the form of additions to the trust accounts maintained by RAM Re for the benefit of its U.S. based customers. To the extent policies are recaptured, RAM must forfeit to the primary an amount determined by formula under each treaty contract which generally consists of RAM’s allocated share of the statutory unearned premium, net of the ceding commission paid by RAM to the primary (subject to a penalty amount in some cases), and loss reserves established with respect to the policies ceded, as applicable. In some cases, the primaries may have the right to select specific years of business written to recapture, and a decision by a primary to recapture, for example, all business written prior to 2006, could have a material adverse effect on us because of the projected losses associated with the business written in the last two years. A downgrade of RAM Re’s ratings, the placing of RAM Re’s ratings on negative credit watch or under review for a ratings downgrade, or a decrease in the credit given for our reinsurance may also negatively affect our ability to negotiate favorable terms with primary insurers in the future. Any downgrade in RAM Re’s financial strength rating, or the placement of RAM Re’s financial strength rating on negative credit watch, could have a material adverse effect on our business, financial condition and results of operations. In addition, a decrease in the credit given for our reinsurance by either rating agency would negatively affect pricing under our existing and future contracts, which in turn could have a material adverse effect on our business, financial condition and results of operations. Financial strength ratings do not refer to RAM Re’s ability to meet non-reinsurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security. We cannot assure you that any of RAM Re’s current financial strength ratings will remain in effect for any given period of time or that a rating will not be downgraded by a rating agency.

          Changes in the rating agencies’ capital models and rating methodology with respect to financial guarantee insurers may adversely affect our business, results of operations and financial condition

          The rating agencies have recently made changes to their capital models and rating methodology in response to the deterioration in the performance of certain securities. These changes require RAM to hold more capital against specified credit risks in our insured portfolio and have placed stress on our ratings and require us to strengthen our capital position. The rating agencies may continue to make changes to their capital models and rating methodology in the future, which could result in further increases to capital requirements and may adversely affect our business, results of operations and financial condition.

          Recent adverse developments in the credit markets and any potential negative impact on RAM’s insured portfolio may materially and adversely affect our financial condition, results of operations and future business

          RAM is exposed to credit risks in its portfolio that arise from deterioration in the credit markets, wherein such deterioration in credit performance could lead to potential erosion in the quality of assets and also the collection of cash flows from such assets within structured finance securities that it has reinsured. While we believe the primaries have sought to underwrite direct residential mortgage-backed securities (“RMBS”), structured pools of commercial mortgage-backed securities (“CMBS”) and collateralized debt obligations (“CDOs”) of asset-backed securities (“ABS”) with levels of subordination and other credit enhancements designed to protect them from loss in the event of poor performance on the underlying assets collateralizing the securities in the insured portfolio, the primaries are reporting substantial unrealized losses and credit impairments on credit derivatives related to these products and case basis loss reserves with respect to RMBS. No assurance can be given that such credit enhancements will prove to be adequate to protect the primaries and us from incurring additional material losses in view of the current significantly higher rates of delinquency, foreclosure and loss being observed among residential homeowners. Performance of these structured finance transactions can be adversely affected by general economic conditions, including recession, rising unemployment rates, declining house prices and unavailability of consumer credit; mortgage product attributes, such as interest rate adjustments and balloon payment obligations; financial difficulty experienced by mortgage servicers; and, particularly in the case of CDOs of ABS, transaction-specific factors such as the lack of control of the underlying collateral security which can result in a senior creditor determining to liquidate underlying assets to the disadvantage of mezzanine and subordinated creditors and disputes between creditors with respect to the interpretation of legal documents governing the particular transaction. The extent and duration of any future continued deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within RAM’s insurance portfolio. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be implemented, and there is no way to know the effect that any such initiatives could have on the credit performance over time of the actual securities that RAM Re reinsures.

          In addition, we rely on the primary insurers for remediation of problem credits, and there can be no assurance that the primaries would be successful, or that they would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS, CMBS and CDOs of ABS in our portfolio in the event of litigation or the bankruptcy of other parties to the transaction. Many of the subordination provisions, credit enhancements and other contractual provisions of the RMBS, CMBS and CDOs of ABS in our portfolio are untested in the market and, therefore, it is uncertain how such subordination provisions, credit enhancements and other contractual provisions will be interpreted in the event of an action for enforcement.

          Individual credits in RAM’s insured portfolio (including potential new credits) are assessed a rating agency “capital charge” based on a variety of factors, including the nature of the credits, their underlying ratings, their tenor and their expected and actual performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, RAM may be required to hold more of its capital in reserve against credits in its insured portfolio, regardless of whether losses actually occur, or against potential new business. Moody’s and S&P have recently announced the downgrade of, or other negative ratings actions with respect to, a large number of structured finance transactions, including certain transactions that RAM Re reinsures. There can be no assurance that additional securities in RAM’s insured portfolio will not be reviewed and downgraded in the future. Moreover, we do not know what portion of the securities in RAM’s insured portfolio already have been reviewed by the rating agencies and if, and when, the rating agencies might review additional securities in RAM’s insured portfolio or review again securities that have already been reviewed and/or downgraded. Downgrades of credits that RAM Re reinsures will result in higher capital charges to RAM Re under the relevant rating agency model or models. Significant reductions in underlying ratings of credits in RAM’s insured portfolio can produce significant increases in assessed “capital charges.” There can be no assurance that RAM’s capital position will be adequate to meet such increased reserve requirements or that RAM will be able to secure additional capital, especially at a time of actual or perceived deterioration in creditworthiness of new or existing credits. Unless RAM is able to increase its amount of available capital, an increase in capital charges could reduce the amount of capital available to pay claims and support RAM’s ratings from S&P and Moody’s.

          We are subject to credit risk throughout our businesses, including large single risks, and correlated risks

          We are exposed to the risk that issuers of debt which we have reinsured (or with respect to which we have reinsured primary insurers’ obligations under credit derivatives) and issuers of debt which we hold in our investment portfolio may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure or other reasons. These credit risks could cause increased losses and loss reserves and unrealized fair value losses with respect to credit derivatives in our financial guarantee business; we could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies; and we could experience losses and decreases in the value of our investment portfolio and, therefore, our financial strength. Such credit risks may be in the form of large single risk exposures to particular issuers, or counterparties; losses caused by catastrophic events (including terrorist acts and natural disasters); or losses in respect of different, but correlated, credit exposures.

          Some of the financial guarantee products we reinsure may be riskier than traditional financial guarantee insurance, principally because these less traditional products may require us to make payments of the full guaranteed amount earlier than, or upon the occurrence of events not covered by, traditional products.

          Some the financial guarantee exposures we reinsure have been written as credit derivatives rather than financial guarantee insurance policies. Traditional financial guarantee insurance provides an unconditional and irrevocable guarantee that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest. In contrast, credit derivatives provide protection from the occurrence of specified credit events, which usually include non-payment of principal and interest, but may also include other events, such as certain types of restructurings, or events of default related to the primary insurer itself, that would not typically trigger a payment obligation under traditional products. Credit derivative products may also provide for settlement of an entire exposure, rather than a missed payment obligation as in traditional financial guarantee insurance, upon the occurrence of a credit event, which could require us to sell assets or otherwise generate liquidity in advance of any potential recoveries.

          We depend on a small number of primary insurers to provide us with a substantial portion of our business.

          A significant reduction in the amount of reinsurance ceded by one or more of the primary insurers who are our principal customers could have a material adverse effect on our results of operations. We derive substantially all of our financial guaranty revenues from premiums ceded by four primary financial guaranty insurers. In 2007, 2006 and 2005, these four primary insurers accounted for approximately 85%, 89% and 96% of our gross written premiums, respectively. A number of factors could cause a reduction in our business with any of our primary insurers, including a reduction in the amount of business written by the primary insurers, or one or more primary insurers ceasing to write new business, including as a result of downgrades of the primary insurers and recent market dislocation, an adverse rating action with respect to the financial strength rating of RAM Re, increased participation by one or more of the primary insurers in financial guaranty reinsurance through strategic alliances or otherwise, the greater use of other forms of credit enhancements or transaction structures as an alternative to traditional financial guaranty reinsurance or higher retention levels by a primary insurer. If any of the four main primaries were to cease or substantially decrease ceding business to us, our dependence on the remaining primaries would increase and we might not be able to replace the lost business. In particular, as of March 2008, we believe that FGIC, one of the four primaries referred to above, and SCA have ceased to write new business, at least temporarily, and Ambac and MBIA, two of the primaries referred to above, have announced reductions in new business written, resulting in our greater dependence in 2008 on FSA, the fourth primary, and Assured Guaranty. During 2007, the four main primary issuers, Ambac, FGIC, FSA and MBIA accounted for 20%, 26%, 22% and 17%, respectively, of gross premiums written. We also depend on the primary insurers in that our ability to receive profitable pricing for our reinsurance depends largely on prices charged by the primary insurers for their insurance coverage and the amount of ceding commissions paid by us to these primary insurers.

          Our concentration on a single line of reinsurance business could make us more susceptible to unfavorable market or regulatory conditions affecting that line of business.

          We are currently dedicated to providing financial guaranty reinsurance and do not offer any other products. Given our reliance on the reinsurance industry, unfavorable market or regulatory conditions affecting the financial guaranty reinsurance industry, such as those currently in effect as a result of the financial guaranty industry’s exposure to U.S. residential mortgages, would likely have a disproportionate impact on us in comparison with our competitors who offer more diversified product lines within the financial guaranty market. For example, a decrease in demand for financial guaranty insurance as a result of downgrades or uncertainties with respect to the primaries, restrictions on the ability of the primaries to write certain types of business, or a decrease in the amount of credit given for financial guaranty reinsurance by state regulators or rating agencies would negatively impact our results of operations.

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

          We currently have a smaller capital base than a number of the financial guaranty reinsurers with which we compete. This effectively may reduce our ability to compete with these reinsurers. Larger competitors have several advantages over us because of their larger capital base, including being able to assume portfolio transactions in the current, capital-constrained environment, being able to take larger shares of facultative transactions and treaty business, being able to offer larger single risk limits, having greater economies of scale, benefiting from implicit or explicit parental support and having more diverse product lines. To the extent our limited capital base prevents us from competing effectively for new business in comparison to larger companies in the market, our ability to grow our business and execute our business strategy would be adversely affected.

          Competition in our industry may adversely affect our revenues.

          There are a relatively limited number of companies offering financial guaranty reinsurance. As a result, the industry is particularly vulnerable to swings in capacity based on the new entrants or other additional capacity being added to the market. Additional capacity would likely have an adverse effect on our business by furthering price competition or reducing the aggregate demand for our reinsurance capacity. In the last several years, there have been three new entrants into the financial guaranty reinsurance market, Channel Reinsurance Ltd., or Channel Re, BluePoint Re Limited, or BluePoint Re and PMI Guaranty Co., or PMI Guaranty, a subsidiary of our shareholder The PMI Group, Inc., or PMI. Many of the reinsurers that compete with RAM Re for third party business are currently rated in the double A category by S&P and Moody’s. If RAM Re’s ratings are downgraded to below AA by S&P or below Aa3 by Moody’s and the other reinsurers that do business with third parties are not downgraded, the other reinsurers could have a competitive advantage over RAM Re in providing greater rating agency credit to the primaries for their reinsurance. In addition, due to the capital constraints on the primary insurers in the current market, RAM Re is aware that there is interest in forming new reinsurers which would potentially compete with RAM Re and that one such reinsurer has recently been formed. Furthermore, one or more of the primary insurers that has been downgraded may choose to become a reinsurer on a temporary or permanent basis and thereby compete directly with RAM Re. To the extent that any of the existing companies or potential new market entrants engage in practices that result in decreased prices or demand for our reinsurance, our revenues and profitability could be adversely affected.

          An inability to access capital could result in a downgrade of RAM Re’s ratings, adversely affect liquidity and impact RAM Re’s ability to write new business

          Our capital requirements depend on many factors, including our ability to write new business successfully, our ability to establish reserves at levels sufficient to cover losses, requirements to pay claims, and changes in capital charges imposed by the rating agencies due to downgrades of underlying obligations or changes in methodology. We are currently in a capital-constrained position for our current ratings, with a negative outlook from Moody’s and under review for downgrade by S&P. Although we may, to the extent that capacity is available, negotiate with our customers to re-assume policies, or establish retrocessional facilities and other soft capital facilities (which could include lines of credit, credit swap facilities and similar capital support mechanisms) with providers with ratings comparable to our own, no assurance can be given that any primary would re-assume policies or that such retrocessional or soft capital facilities can be established, or if established, that one or more of the rating agencies will not downgrade or withdraw the financial strength ratings of such providers in the future. In addition, no assurance can be given that a replacement provider on any facility we establish would be available. Further, any capital raising in the form of reinsurance, or other risk transfer transactions of the existing portfolio, will have a dilutive effect on our future earnings. To the extent that our existing capital is insufficient to fund future operating requirements, cover losses and/or maintain our current ratings, we may need to raise additional funds through financings, curtail our growth and reduce our risk exposure portfolio or subject ourselves to downgrades and potential recapture of our insured portfolio. In the current market, we believe we will not be able to access additional debt financing on acceptable terms or at all. In the case of equity financing in the current market, substantial dilution to our shareholders would result, and the securities issued may have rights, preferences and privileges that are senior to those of our outstanding common shares. If our need for capital arises because of significant losses or expected losses, the occurrence or expectation of these losses may make it more difficult for us to raise the necessary capital. Our failure to obtain the necessary capital on favorable terms or at all would adversely affect our business, ratings, operating results and financial condition.

          We could be adversely affected by the loss of one or more principal employees or by an inability to retain and attract staff.

          Our business model is predicated upon the assumption that a small group of highly experienced individuals will be able to successfully implement our business plan. We currently have 16 employees and our success depends upon our ability to retain and attract qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the financial guaranty reinsurance industry. Further, we require our employees to work in Bermuda, which limits our ability to attract qualified personnel. We have entered into employment agreements with members of our senior management team but they can voluntarily terminate their employment on thirty-days’ notice under these agreements. The loss of key personnel could prevent us from fully implementing our business strategy and could negatively affect our ability to capitalize on market opportunities, grow our business or operate efficiently and profitably.

          Our ability to conduct our business may be adversely affected by Bermuda employment restrictions.

          Our location in Bermuda may serve as an impediment to attracting and retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. The Bermuda government limits the duration of work permits to six years, with certain exemptions for key employees. All but one of our officers is working in Bermuda under work permits with expiry dates. The work permits for our senior management will expire at various dates beginning in 2009. Our Chief Financial Officer has a temporary work permit that will expire on May 11, 2008 if it is not extended or if a standard two-year work permit is not approved. It is possible that we could lose the services of one or more of these people if we are unable to obtain or renew their work permits, which could interrupt our ability to execute our business strategy and require us to seek replacement personnel at a higher cost. In the event we are unable to obtain sufficient work permits to allow our operations to continue in Bermuda, we might seek to maintain our business model in another tax efficient jurisdiction and could incur significant costs in relocating our operations.

          We rely to a significant degree on the underwriting decisions of the primary insurers and the risks associated with reinsurance underwriting could adversely affect us.

          We conduct a substantial amount of our reinsurance business through reinsurance treaties entered into with certain primary insurers. As of December 31, 2007, we had quota share reinsurance treaties in place with five of the seven primary insurers and one reinsurance affiliate of a primary insurer. All financial guaranty transactions entered into by a primary insurer that meet a treaty’s inclusion parameters are automatically ceded to us, according to the participation percentage set forth in the treaty. The inclusion parameters would typically consist of any financial guaranty of an issue generally with an underlying investment grade rating by both Standard & Poor’s and Moody’s and exceeding a specified par value, subject to limits and exclusions, which we have the right to change periodically, related to, for example, sector, geographic location or identity of an issuer or seller/servicer. Individual transactions entered into with a primary insurer that are “treaty eligible” may not be rejected by us during the term of the reinsurance treaty. We do not separately evaluate each of the individual risks assumed under our reinsurance treaties. Therefore, we depend to a significant degree on the original underwriting decisions made by primary insurers. We cannot assure you that these primary insurers will adequately evaluate the risks underwritten by them and subsequently reinsured by us. Any unfavorable decisions made by these primary insurers could adversely affect our financial condition or results of operations and the premiums ceded may not adequately compensate us for the risks we assume.

          Adverse selection by ceding primary insurers may adversely affect our financial condition and results of operations.

          Most of our reinsurance business is written under treaties which generally give a primary insurer some ability to select the obligations ceded to us and discretion within a range as to the amount of an obligation to cede as long as the obligations are covered by the terms of the treaty. Under our treaties, we generally do not have the right to refuse such obligations, although we do have some ability to add to “exclusion lists” certain categories of obligations or single risks that we will not be required to reinsure. As a result, primary insurers may adversely select the insured obligations ceded to us (that is, cede those policies, or a greater amount of those policies, that have greater risk relative to premium), thereby increasing the chances that we will pay a claim or be required to maintain additional capital by the rating agencies. Adverse selection by the primary insurers could have a material adverse effect on our financial condition and results of operations.

          We may incur liabilities because of the unconditional nature of our financial guaranty reinsurance policies.

          Issuers of obligations insured by the financial guarantors whose obligations we reinsure may default on those obligations because of fraudulent or other intentional misconduct on the part of such issuers, their officers or directors, employees, agents or outside advisers or, in the case of public finance obligations, public officials. Financial guaranty reinsurance provided by us is unconditional and does not provide for any exclusion of liability based on fraud or other misconduct. Despite the risk analysis conducted by us or by the financial guarantors we reinsure, it is impossible to predict which, if any, of the obligations reinsured by us will result in claims against us because of such fraudulent or other intentional misconduct involving the issuer, or whether or to what extent we will have any remedy available to us against any party in connection with such conduct. Any such claims could have a material adverse effect on our financial condition and results of operations.

          The performance of our investment portfolio may be adversely affected by economic conditions and by decisions of our investment manager.

          Investment income is one of the primary sources of cash flow supporting our operations and claim payments. The success of our investment activity is influenced by general economic conditions that may adversely affect the markets for interest rate sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of such fixed-income securities. In addition, if our claims exceed our cash flow, we could have unexpected losses resulting from forced liquidation of investments before their maturity. Our portfolio is managed by two professional asset management firms in accordance with specific investment policies approved by our board of directors. One of the asset management firms we retained is MBIA Capital Management Corp., or MBIA Capital, a wholly-owned subsidiary of one of our customers. Management fees paid to MBIA amounted to $0.2 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively. Our investment managers have discretionary authority over our investment portfolio, subject to the investment guidelines adopted by us and periodic review by the Risk Management Committee of our board of directors. As a result, the performance of our investment portfolio depends to a great extent on the ability of our investment managers to select and manage appropriate investments. Although our investment policies stress diversification of risks and conservation of principal and liquidity, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in any particular security or security position. Investment losses could significantly decrease our assets and surplus, which is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets, resulting in a material adverse effect on our financial condition and results of operations.

          Changes in interest rates could adversely affect our financial condition and future business

          Increases in prevailing interest rate levels can adversely affect the value of RAM’s investment portfolio and, therefore, our financial condition. In the event that investments must be sold in order to make payments on insured exposures, such investments would likely be sold at discounted prices. Additionally, increasing interest rates could lead to increased credit stress on consumer asset-backed transactions in our insured portfolio (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations); slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured portfolio and in our investment portfolio; and decreased volume of capital markets activity and, correspondingly, decreased volume of insured transactions.

          Prevailing interest rate levels can affect demand for financial guarantee insurance. Lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. The purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance.

          Market risks which impact assets in our investment portfolio could adversely affect our business.

          Our investment portfolio may be adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in capital markets including interest rate movements, as discussed above, or downgrades of credit ratings of issuers of investment assets.

          To the extent that we are required to liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies to make payments under our reinsurance agreements and/or to collateralize our obligations under reinsurance agreements, such investment assets may be sold at discounted prices which could be less than the December 31, 2007 fair values.

          Our net income may be volatile because a portion of the credit risk we assume is in the form of credit derivatives that are accounted for under Statement of Financial Accounting Standards No. 133, or FAS 133, which requires that these instruments be revalued quarterly.

          Derivatives must be accounted for either as assets or liabilities on the balance sheet and measured at fair market value. Any event causing credit spreads (that is, the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in a credit derivative in our portfolio either to widen or to tighten may affect the fair value of the credit derivative and may increase the volatility of our earnings. Although there is no cash flow effect from this “marking to market,” net changes in the fair market value of the derivative are reported in our statement of operations and therefore will affect our reported earnings. If the derivative is held to maturity and no credit loss is incurred, any losses or gains previously reported would be offset by corresponding gains or losses during the term of the derivative such that they would cumulatively net to zero at maturity, absent any credit impairments.

          Common events that may cause credit spreads on an underlying municipal or corporate security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company’s competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer’s ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured finance security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest. As changes in fair value can be caused by factors unrelated to the performance of RAM’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposure, the application of fair value accounting may cause our earnings to be more volatile than would be suggested by the actual performance of RAM’s business operations and credit portfolio.

          Through June 30, 2007, RAM had valued its credit default swap portfolio using an internally developed model. While the model estimated an appropriate fair value during normal market conditions, the internal model output would not fully reflect the effect of the present market conditions and the large changes in credit spreads currently being experienced. Management therefore determined that a more appropriate basis for our estimate of fair value was to use, from September 30, 2007 onward, the valuation information provided to us by our ceding companies as they have access to each underlying risk and their internal models are able to reflect more detailed market data for each of those underlying risks. The ceding companies use their own internal valuation models where market prices are not available. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps insured by ceding companies and reinsured by us. Therefore, due to the limited availability of quoted market prices for these derivative contracts and the inherent uncertainties in the assumptions used in models, different valuation models may produce materially different results and be materially different from actual experience. In addition, due to the complexity of fair value accounting and the application of FAS 133, future amendments or interpretations of FAS 133 may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results.

          Potential impact of general economic and geopolitical conditions may adversely affect RAM’s business prospects and insured portfolio.

          Changes in general economic conditions can adversely impact RAM’s business. Recessions, increases in corporate, municipal or consumer default rates, changes in interest rates, changes in law or regulation and other general economic and geopolitical conditions could adversely impact RAM’s prospects for future business, as well as the performance of RAM Re’s insured portfolio and RAM’s investment portfolio. For example, the recent deterioration of certain sectors of the credit markets has caused a significant decline in the number of structured finance securities that have been issued in recent months. There can be no assurance that the market for structured finance securities will recover, and if the market fails to recover there would be a decrease in the demand for financial guarantee insurance for these securities, which may adversely affect RAM’s business prospects.

          General global unrest could disrupt the economy in the United States and around the world and could have a direct material adverse impact on certain industries and on general economic activity. RAM Re has exposure in certain sectors that could suffer increased delinquencies and defaults as a direct result of these types of events. RAM Re’s exposures to domestic and international airports and to domestic enhanced equipment trust certificate aircraft securitizations have experienced increased stress as a result of global events since 2001, including a downgrading of the ratings and the bankruptcy of some of the underlying issuers, and could experience further stress in the event of general global unrest in the future. Other exposures that depend on revenues from business and personal travel, such as bonds backed by hotel taxes and car rental fleet securitizations, have experienced or may experience increased levels of delinquencies and default. In addition, certain other sectors in which RAM Re has insured exposure, such as consumer loan securitizations (for example, home equity, auto loan and credit card transactions), have experienced increased delinquencies and defaults in the underlying pools of loans and could experience further defaults in the event of future global unrest. To the extent that certain corporate sectors may be vulnerable to credit deterioration and increased defaults in the event of future global unrest, CDOs backed by pools of corporate debt issuances in those stressed sectors could also be adversely impacted.

          RAM believes the primary insurers underwrite exposures to their reasonable expectation of future performance as well as at various stress levels estimating defaults and other conditions at levels higher than are reasonably expected to occur. There can be no assurance, however, that RAM will not incur material losses if the economic stress and increased defaults in certain sectors caused by change in economic conditions, default rates, global unrest, terrorism, catastrophic events, natural disasters or similar events in the future is or will be more severe than our customers currently foresee and had assumed in underwriting their exposures.

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

          RAM Holdings is also subject to regulatory constraints in Bermuda that will affect its ability to pay dividends on its common shares and make other payments. In addition, payments of principal to the holder of our $40.0 million aggregate principal amount of 6.875% Senior Notes due 2024 and payments of dividends on our $75.0 million of Series A Preference Shares will receive priority over any payments of dividends on our common shares. See “Risks Related to Our Status as a Bermuda Company — Our ability to pay dividends may be limited by Bermuda law,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and “Regulation”.

          Loss reserve estimates are subject to uncertainties and loss reserves may not be adequate to cover potential paid claims

          Our results of operations and financial condition depend upon our ability to assess accurately and manage the potential losses associated with the risks that we reinsure. There is a diversity of practice within the financial guaranty industry in loss reserving practices and setting our loss reserves involves significant reliance on estimates of the likelihood, magnitude and timing of anticipated losses from our primary insurers. We establish both case basis and unallocated reserves for losses. We establish case basis reserves when we determine a default has occurred or there is a high probability of a default. We also maintain unallocated reserves to reflect our estimate of general deterioration in our insured credits. While we use the most current information available to us and our best judgment in setting reserve estimates, this is an inherently uncertain process. Accordingly, actual claims and claim expenses paid will deviate from the reserve estimates reflected in our consolidated financial statements, and such deviations could be material. If our loss reserves at any time are determined to be inadequate, we will be required to increase loss reserves at the time of such determination. This could significantly adversely impact our financial results.

          In estimating our loss reserves, we rely substantially on reports from the primaries of ceded case reserves and performance of the underlying obligations. Each of the primaries employs various methodologies in determining its loss reserves and the case basis loss reserves ceded to us. The financial guarantees issued by the primaries insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that the primaries have, in most circumstances, no right to cancel. As a result of the lack of statistical paid loss data due to the low level of paid claims in their respective businesses and in the financial guarantee industry in general, particularly, until recently, in the structured finance asset-backed area, the primaries do not use traditional actuarial approaches to determine their loss reserves. There can be no assurance that the future loss projections based on the models used by the primaries or our own internal models are accurate. For example, the sample period for observed occurrences may not be adequate, or the underlying conditions from which historical loss data were derived may be inadequate. Actual cash flows may also deviate significantly from assumptions, and such deviations could have a material adverse effect on our financial condition and operating results. Credit risk modeling contains uncertainty over ultimate outcomes which make it difficult to estimate potential paid claims and loss reserves.

          The securities RAM Re reinsures include highly complex structured finance transactions, and in such transactions we rely on the assessments of the primaries, using their internal financial models, to estimate future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. For example, the modeling of multi-sector CDOs requires analysis of both direct ABS as well as CDO collateral within the multi-sector CDOs, known as “inner securitizations.” The primaries may not have access to all the detailed information necessary to project every component of each inner securitization. Moreover, the performance of the securities RAM Re reinsures depends on a wide variety of factors which are outside our control, including the liquidity and performance of the collateral underlying such securities, the correlation of assets within collateral pools, the performance or non-performance of other transaction participants (including third-party servicers) and the exercise of control or other rights held by other transaction participants.

          Several of our founding shareholders may have conflicts of interest with us and they may take actions with respect to their ownership interests that have an adverse effect on us or on our other shareholders.

          Some of our shareholders engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. For example, our shareholders who are or who have ownership interests in other companies offering financial guaranty insurance or reinsurance may provide business or capital to our competitors. We do not have any agreement or understanding with our shareholders regarding the resolution of potential conflicts of interest and these parties may take actions that are not in our other shareholders’ best interests. For more discussion of these issues, please see the information incorporated under the caption “Certain Relationships and Related Transactions” and “Director Independence” by reference to our Proxy Statement. In addition, we may not be in a position to influence any party’s decision to engage in activities that would give rise to a conflict of interest. For example, PMI has more than 20% of the voting power of our shares and therefore has the ability to elect two directors through cumulative voting. PMI could use its influence in a manner adverse to our other shareholders’ best interests, such as with respect to votes on matters requiring shareholder approval such as the election of directors, amendments to our bye-laws and mergers and acquisitions.

          Revenues would be adversely impacted due to a decline in realization of installment premiums

          Due to the installment nature of a significant percentage of RAM Re’s premium income, RAM Re has an embedded future revenue stream. The amount of installment premiums actually realized by RAM Re could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or recapture of our existing portfolio by our primary customers. Such a reduction would result in lower revenues and would have an adverse effect on RAM’s future financial position.

          Our underwriting and risk management policies and practices in the past have not anticipated unforeseen risks and/or the magnitude of potential for loss as the result of unforeseen risks.

          As described in “Business—Risk Management”, we have established underwriting and risk management policies and practices which seek to mitigate our exposure to credit risk in our insured portfolio. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. We also rely on complex financial models, which have been internally developed by the primaries and by third parties to analyze and predict performance of the insured obligations. Flaws in these financial models and/or faulty assumptions used by these financial models could lead to increased losses and loss reserves.

          We are subject to a variety of operational risks which could have a material adverse impact on our business results.

          We depend on internal processes, risk models, various systems and our employees in the conduct of our business. Any failure of such processes, models and systems and/or employee misconduct or fraud could have an adverse impact on our business results. We are also subject to external operational risks, including fraud, settlement risk and the failure of risk models or other analytical tools provided by third parties. Any such external fraud or failure could have an adverse impact on our business results.

          We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we may become involved in could have an adverse effect on our business, operations, financial position, profitability or cash flows.

          The market price of our common shares has fallen over 90% from its high of $17.13 on June 19, 2007. As a result, we believe we are at risk of shareholder lawsuits and regulatory investigations. It is not possible to predict whether lawsuits will be filed or whether inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of any loss that could result from any unfavorable outcomes but, under some circumstances, adverse results in legal proceedings or the cost of defending legal proceedings could be material to RAM’s business, operations, financial position, profitability or cash flows.

Risks Related to Our Industry

          Demand for financial guarantee insurance could decline if investors’ confidence in financial guarantor financial strength declines or as a result of downgrades of the financial guarantors.

          The perceived financial strength of financial guarantee insurers affects demand for financial guarantee insurance. Recently, several major financial guarantee insurers, including several of our customers, have had their insurer financial strength ratings downgraded or placed on review for a possible downgrade and have had their outlooks changed to “negative,” which may be contributing to the recent decline in the demand for financial guarantee insurance generally. See “Business—Customers,” above. If a major financial guarantee insurer has its insurer financial strength rating downgraded, if the industry participants generally have their insurer financial strength ratings downgraded, if the reliability of one or more of the rating agency capital models is questioned or if the financial guaranty industry suffers for some other reason deterioration in investors’ confidence, demand for financial guarantee insurance, and correspondingly demand for financial guaranty reinsurance, would be reduced significantly. We generally do not have the right to terminate our treaties if a primary insurer is downgraded, although we always have the right to terminate the treaties at the end of the then current one year term.

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

          Changes to accounting rules related to loss reserve and premium revenue recognition practices in the financial guaranty insurance and reinsurance industry could have a material adverse effect on the industry. On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft, among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of contractual premiums due under such contracts, currently or in the future, be recorded on the Company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007. A FASB Round Table discussion was held in early September 2007 with another FASB meeting held in January 2008. The FASB has indicated that the final FASB Statement is expected to be issued in the first or second quarter of 2008. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the proposed interpretation. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

          Regulatory change could adversely affect the primaries’ ability to enter into future business

          The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws and legal precedents affecting asset-backed and municipal obligations, as well as changes in those laws. Failure to comply with applicable laws and regulations could expose us and the primary insurers to fines, the loss of insurance licenses, and the inability to engage in certain business activity. In addition, future legislative, regulatory or judicial changes could adversely affect the primaries’ ability to pursue their business, thereby materially impacting our financial results. For example, the New York State insurance regulators have stated that they may seek to restrict the types of business the financial guaranty companies conduct in the future.

          If the primary financial guaranty insurance industry returns to an excess capital position, it could result in lower amounts of insurance ceded.

          Increases in capital of the large primary insurers could result in many of the primary insurers having sufficient capital to support their business pursuant to regulatory and rating agency capital requirements. This could result in the primary insurers ceding less reinsurance. If such an excess capital position were to continue for a prolonged period, the primary insurers would likely cut back or cancel treaties, increase ceding commissions, increase adverse selection of obligations ceded to reinsurers and generally diminish the business terms on which they cede business. Any of these activities would have an adverse effect on our financial condition and results of operation.

Risks Related to our Common Shares

          There are provisions in our bye-laws that may reduce or increase the voting rights of our common shares.

          In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as “controlled shares” of any U.S. Person (as defined in “Risks Related to Taxation — Holders of 10% or more of our shares may be subject to U.S. federal income taxation under the controlled foreign corporation rules”) other than PMI, and such controlled shares constitute more than 9.9% of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (that is, a “9.9% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of 9.9%, under a procedure specified in our bye-laws. The procedure is applied repeatedly until the voting power of all 9.9% U.S. Shareholders has been reduced to 9.9%. In addition, our board of directors may limit a shareholder’s voting rights where it deems appropriate to do so to (i) avoid the existence of any 9.9% U.S. Shareholders or 24.5% U.S. Shareholders (as defined below), and (ii) avoid non-de minimis adverse tax, legal or regulatory consequences to us, any direct or indirect holder of our shares or its affiliates. “Controlled shares” include, among other things, all of our shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of sections 957 and 958 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code). In addition, at any time that the controlled shares of PMI constitute (i) more than 9.9% of the voting power conferred by our issued shares and (ii) 24.5% or more of either the voting power or value of our issued shares (that is, a 24.5% U.S. Shareholder), the voting rights with respect to the controlled shares owned by PMI will be limited to a voting power of 9.9%.

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

Risks Related to Our Status as a Bermuda Company

           Risks of operating as a foreign corporation could adversely affect our ability to conduct business in the United States

           We do not maintain an office or solicit insurance business, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require us to be so authorized or admitted. We believe we conduct our U.S. business in a manner similar to that employed by other non-admitted reinsurers that provide reinsurance to U.S. primary insurers. We believe that, to the extent that these operating guidelines are followed, our activities comply with applicable insurance laws and regulations. While we are not admitted to do business in any jurisdiction except Bermuda, insurance departments in the United States or elsewhere might take the position that our activities violate the prohibitions on the transaction of insurance by a non-admitted insurer. The insurance laws of each state of the United States and of many non-U.S. jurisdictions regulate the sale of insurance and reinsurance within that jurisdiction by alien insurers and reinsurers, such as us, which are not authorized or admitted to do business within such jurisdiction. If a state insurance department were to raise this issue and prevail, it could argue further that we are transacting insurance in that state without appropriate licenses or approvals. In that event, the insurance department could attempt to take any of several actions, including imposing fines or penalties on us. There can be no assurance that our location, regulatory status or restrictions on our activities resulting from our regulatory status would not adversely affect our ability to conduct our business. In the event such issues or disputes arise, we may be required to consider various alternatives to our operations, including modifying or restricting the manner of conducting our business or, with respect to cessions by primary insurers in the United States, applying to conduct business as an admitted or approved reinsurer, establishing trust funds to secure our reinsurance performance or having to comply with the various financial and other requirements necessary to operate on an admitted or approved basis, either directly or by subjecting us to U.S. taxation.

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

           Any dividends paid on our common shares are subject to limitations imposed on dividends under Bermuda law and regulations. Under the Bermuda Insurance Act 1978, which we refer to as the Bermuda Insurance Act, and related regulations, RAM Re will be required to maintain certain minimum solvency levels and RAM Re will be prohibited from declaring or paying dividends that would result in noncompliance with such requirement. Further, RAM Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, without the prior approval of the BMA. The BMA is considering the impact on Bermuda statutory financial statements of unrealized losses on credit derivatives and we believe the BMA will require that the portion of such unrealized losses that represents an impairment be classified as a case basis loss reserve, which would reduce statutory capital. In addition, under the Bermuda Companies Act, we may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that we are, and will be after any such payment, able to pay our liabilities as they become due and that the realizable value of our assets will not thereby be less than the sum of the issued share capital and share premium accounts. These restrictions may limit the amount of funds available for distribution to holders of our common shares.

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

           Because we are a Bermuda company, it may be difficult to effect service of process on our directors and executive officers enforce judgments against us or against our directors and executive officers.

           We are organized under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside in Bermuda, and a portion of our assets and the assets of such persons may be located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons, or to enforce court judgments obtained in the U.S. against us or them based on the civil liability provisions of the federal or state securities laws of the U.S. in Bermuda or in countries other than the U.S. where we or they have assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the U.S., or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the U.S. and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the U.S. based on civil liability, whether or not based solely on U.S. federal or state securities law, would not automatically be enforceable in Bermuda. There are grounds upon which a Bermuda court may not enforce the judgments of U.S. courts and some remedies available under the laws of U.S. jurisdictions, including some remedies available under U.S. federal securities laws, may not be permitted under Bermuda courts as contrary to public policy in Bermuda. Similarly, those judgments may not be enforceable in countries other than the U.S. where we have assets. Further, no claim may be brought in Bermuda by or against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

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

           The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004, November 2005 and September 2006 via a “Global Forum”; Bermuda was not listed as an “uncooperative tax haven” because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

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

           U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of their gains, if any.

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

           We maintain our executive office at RAM Re House, 46 Reid Street, Hamilton HM 12 Bermuda. We lease two floors of these premises, occupying approximately 4,590 square feet of space. We believe that our current facilities are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

           We are not currently involved in any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

           There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          RAM Holdings’ common shares are traded on the NASDAQ Global Market under the symbol “RAMR.” As of March 14, 2008, the closing price for our common shares on NASDAQ was $1.42, and there were 16 shareholders of record of RAM Holdings’ common shares.

          The table below sets forth, for the quarters indicated the high and low sales prices per share of RAM Holdings’ common shares. The RAM Holdings’ common shares began trading on April 27, 2006.

	High	Low
2007:
Fourth Quarter	$10.65	$4.62
Third Quarter	$16.62	$5.91
Second Quarter	$17.34	$14.88
First Quarter	$17.18	$13.99
2006:
Fourth Quarter	$14.55	$12.50
Third Quarter	$13.49	$11.96
Second Quarter	$13.85	$12.25

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

          Set forth below is a line graph and a table comparing the dollar change in the cumulative total shareholder return on our common shares from April 27, 2006 (the date on which our common shares were first listed on NASDAQ (US)) through December 31, 2007 against the NASDAQ Composite Index and the NASDAQ Insurance Index. The performance graph and table assumes $100 invested on April 27, 2006 in the stock of RAM Holdings, the NASDAQ Composite Index and the NASDAQ Insurance Index, and depicts the value on a quarterly basis thereafter to December 31, 2007. It also assumes that all dividends are reinvested.

Total Return RAM Holdings vs NASDAQ Composite vs NASDAQ Insurance

The performance reflected in the graph above is not necessarily indicative of future performance.

Item 6.	Selected Financial Data.

The following financial information for the five years ended December 31, 2007, has been derived from RAM’s Financial Statements. This information should be read in conjunction with the Financial Statements and related notes located in Part II, Item 8.

	As of and for the Year Ended December 31, (1)

	Consolidated 2007	Consolidated 2006	Combined 2005	Combined 2004	Combined 2003

	(Dollars in thousands, unless indicated otherwise)
Statement of Operations Data:

Gross written premiums	$108,750	$77,632	$68,147	$66,057	$67,880
Net written premiums	107,998	75,486	68,147	66,057	67,880
Net earned premiums	60,063	48,835	42,609	34,721	25,543
Net investment income	33,148	24,236	18,201	16,824	13,373
Net realized investment gains (losses)	(3,604)	(1,002)	(1,583)	536	1,097
Net (losses) gains on credit derivatives	(177,777)	(14)	(2,526)	2,757	456
Net unrealized gain on other financial instruments	35,330	—	—	—	—

Total revenues	(52,840)	72,055	56,701	54,838	40,469

Loss and loss adjustment expenses	48,026	(2,781)	7,204	3,579	3,994
Acquisition expenses	21,505	17,654	15,628	13,387	10,223
Operating expenses	13,373	13,379	11,531	11,032	5,042
Interest expense	8,375	2,750	2,750	2,106	—

Total expenses	91,279	31,002	37,113	30,104	19,259

Net (loss) income	$(144,119)	$41,053	$19,588	$24,734	$21,210

Earnings per share
Basic	(5.29)	1.53	0.76	0.95	0.90
Diluted	(5.29)	1.53	0.75	0.95	0.90

Balance Sheet Data:

Investments and cash	$717,037	$620,578	$475,978	$440,992	$356,933
Deferred acquisition costs	87,304	73,838	66,220	58,653	53,016
Total assets	860,265	711,903	553,572	510,798	426,260
Reserve for losses and loss adjustment expense	63,798	14,506	16,595	15,493	13,821
Unearned premiums	242,829	194,322	165,580	140,043	120,182
Unsecured senior notes	40,000	40,000	40,000	40,000	—
Redeemable preferred shares	75,000	75,000	—	—	—
Total liabilities	607,953	332,636	230,916	199,293	137,005
Accumulated other comprehensive (loss) income	10,888	(5,497)	(4,540)	2,787	4,659
Shareholders’ equity	252,312	379,267	322,656	311,505	289,255
Book value per share	$9.26	$13.93	$12.47	$12.02	$11.16

(1)

Financial statement information included is on a consolidated basis for December 31, 2007 and 2006. Prior to that financial information is presented on a combined basis. See Note 1 in the audited financial statements.

	As of and for the Year Ended December 31,

	2007	2006	2005	2004	2003

	(Dollars in thousands, unless indicated otherwise)

Financial Ratios (Based on U.S. GAAP Income Statement Data):
Loss and loss adjustment expense ratio [1]	153.9%	(5.7)%	16.9%	10.3%	15.6%
Acquisition expense ratio [2]	35.8%	36.2%	36.7%	38.6%	40.0%
Operating expense ratio [3]	22.3%	27.4%	27.1%	31.8%	19.7%
Combined ratio [4]	212.0%	57.9%	80.6%	80.6%	75.4%

Non-GAAP Supplemental Data:
Net par outstanding (in millions)	45,394	31,119	27,054	22,154	19,773
Net debt service outstanding (in millions)	71,911	50,944	41,535	34,957	31,259
U.S. Basis statutory capital (in millions) [5]	356.8	403.4	248.8	274.6	230.3

1	Calculated by dividing loss and loss adjustment expenses plus credit impairments by net earned premiums

2	Calculated by dividing acquisition expenses by net earned premiums

3	Calculated by dividing operating expenses by net earned premiums

4	Loss, acquisition and operating expense ratio may not total combined ratio due to rounding

5	Our estimate of the sum of U.S. basis policyholder surplus and contingency reserve, as RAM Re files Bermuda statutory financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

          We are a Bermuda-based provider of financial guaranty reinsurance, conducting substantially all of our operations through our wholly owned subsidiary, RAM Re. Our financial strength ratings from the rating agencies affect our ability to compete in the market of providing reinsurance to the primary financial guaranty insurers. On February 1, 2008, Moody’s announced that it had placed the Aa3 rating of RAM Re on review for possible downgrade, reflecting Moody’s revised expected loss projections for residential mortgage backed securities and related collateralized debt obligations risk, and the corresponding implications for RAM Re’s capital adequacy. On February 14, 2008, Standard & Poor’s placed the AAA rating on RAM Re on CreditWatch with negative implications. Standard & Poor’s stated that under its guidelines, CreditWatch with negative implications means that there is a one-in-two chance of a ratings change within the short term, typically within 90 days. On March 7, 2008, Moody’s confirmed the Aa3 insurance financial strength rating of RAM Re and changed the outlook to negative. Moody’s stated that RAM Re remains adequately capitalized for its Aa3 rating, although it has a capital cushion of only $10 million for this rating. Moody’s stated that the negative outlook assigned reflects continued uncertainty regarding both the ultimate performance of mortgage and mortgage-related collateralized debt obligation exposures, as well as RAM Re’s future underwriting prospects given its reliance on the primaries for business. We do not believe that the CreditWatch with negative implications status of our S&P rating or the change in outlook by Moody’s has had or will have an adverse impact on our business, although an actual reduction in or loss of rating could have a material adverse affect on our ability to compete, on the terms of our reinsurance and on our financial results, particularly if the downgrade results in a substantial loss of rating agency capital credit for our customers. RAM is pursuing a number of alternatives to improve its capital position, including but not limited to commutations and reassumption of selected exposures with our customers, seeking reinsurance and reducing our growth. Accessing the capital markets may not be a cost-effective option unless RAM’s quoted stock price improves in the future.

          Our business consists of a single operating segment, financial guaranty reinsurance, the purpose of which is to indemnify a primary financial guarantor, referred to as the primary insurer, against the portion of any loss it may sustain under financial guaranty policies it has ceded to us. We reinsure policies covering both U.S. and international exposures. We market our reinsurance directly through the execution of treaty and facultative contracts with seven primary insurers, with approximately 85% of our 2007 gross written premiums ceded from four companies.

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

          Our revenues are derived principally from:

•	earned premiums from our reinsurance activities;

•	net investment income generated by our investment portfolio; and

•	gains (losses) in our credit derivatives portfolio and on other financial instruments.

          The written premiums we receive are directly related to the amount and type of business assumed from primary insurers under treaty and facultative reinsurance contracts as well as to prevailing premium rates at the time of reinsurance cessions. Written premiums are usually received on an upfront basis for public finance transactions and earned over the life of a policy, while premiums for structured finance transactions are typically written on an installment basis and earned ratably over the installment period. Investment income is primarily a function of invested assets and the market interest rates prevailing at the time of investing money, as well as the type, credit quality and maturity of the securities purchased. Unrealized gains (losses) on credit derivatives are a function of changes in estimated fair value of our assumed credit derivative transactions (primarily credit default swaps). U.S. GAAP requires us to recognize unrealized gains and losses on credit derivative contracts to the extent that the estimated fair value of these contracts change from the beginning to the end of each reporting period, which is referred to as “mark-to-market” accounting. We expect these unrealized gains or losses to fluctuate primarily based on changes in credit spreads and underlying collateral performance of the contracts reinsured by us except for unrealized losses associated with credit impairments. Because such contracts are held to maturity, unless actual losses are incurred due to defaults, the cumulative unrealized gains and losses will net to zero at the end of the contract. Unrealized gains (losses) on other financial instruments reflect estimated fair values of instruments required to be measured at fair value on the balance sheet. These gains or losses are expected to fluctuate based on current market trends and the financial strength of the Company, among other factors.

          Our expenses principally consist of:

•	losses and loss adjustment expenses;

•	acquisition costs;

•	operating costs; and

•	interest and preferred share dividend expense.

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

          We believe that financial guaranty business is significantly affected by economic cycles. For example, a robust economy featuring a good or improving credit environment is beneficial to the in-force insured portfolios of financial guaranty insurers and reinsurers. If such conditions persist for an extended period, however, credit spreads tend to narrow and pricing and/or demand for financial guaranty insurance and, consequently, reinsurance declines. A deteriorating economic and credit environment, in contrast, is typically accompanied by widening credit spreads and improved pricing for financial guaranty products. However, a prolonged period of weak or deteriorating economic activity could stress in-force financial guaranty insured portfolios and could result in claims payments or could adversely impact capital adequacy due to deterioration in the credit quality of in-force insured portfolios. Other broad economic factors, such as the general level of interest rates, also have an effect on the business in that, for example, returns on our invested assets are largely determined by interest rates and premium rates may be substantially influenced by the level of interest rates. During the past several years, interest rates have been relatively stable at low historical levels and credit spreads have generally remained historically “tight” or narrow and new aggregate business production of primary insurers has been about flat through mid-2007, although varying considerably by primary insurer. In particular during the last six months of 2007,a global credit crisis occurred, precipitated by heightened delinquencies and defaults in subprime mortgages. This has resulted in dramatic widening of credit spreads, ratings downgrades of policies, a lack of price transparency, less liquidity and increased capital requirements for financial guarantors and other participants in the financial markets. As a result of these market conditions, pricing for the products we reinsure has improved (See “Business – Pricing”) and the demand for reinsurance has increased as a result of the capital constrained positions of the primaries. However, the difficult market conditions and recent rating agency actions have resulted in some of our customers reporting limited new business production. (See “Business- Customers”) In addition, we are in a capital constrained position and may not be able to take advantage of the current reinsurance opportunities, such as opportunities to reinsure large portfolios of business from the primaries. If these market conditions continue or worsen during the remainder of 2008, we will continue to face a very challenging business environment.

          In addition to broad economic cycles, the financial guaranty industry, along with other financial institutions, continue to be affected by specific credit events relating to insured obligations that expose guarantors to claims or potential claims. As can be seen in the current economic environment, the effect of the credit and mortgage markets as a consequence of the subprime crisis has resulted in the establishment of a significant amount of case basis loss reserves being recorded on policies that have defaulted or have a high probability of defaulting. The financial guaranty industry, including RAM, continues to be exposed to uncertainties around these events, including interest rates and housing prices, which may compromise an obligor’s ability to meet guaranteed obligations and result in claims. The Company continues to monitor these exposures and updates loss estimates as new information is obtained.

Critical Accounting Policies

          Our consolidated financial statements include amounts that, either by their nature or due to requirements of U.S. GAAP, are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in our consolidated financial statements. Critical accounting policies are those that management believes to be inherently complex and subjective. There were no changes to our accounting policies compared to those in our December 31, 2006 audited financial statements, with the exception of the reclassification of expenses on our preferred share soft capital facility. We believe loss and loss adjustment expense reserves, valuation of derivative financial instruments, valuation of the investment portfolio including other than temporary impairments of investments, determination of deferred acquisition costs and premium revenue recognition to be inherently complex and subjective, and therefore an understanding of the accounting policies pertaining to these items is critically important. These policies are summarized below, and described in further detail in the notes to our consolidated financial statements contained elsewhere in this Form 10-K filing, and the discussion that follows should be read in conjunction with our consolidated financial statements and the related notes.

          On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of contractual premiums due under such contracts, currently or in the future, be recorded on the company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007. A FASB Round Table discussion was held in early September 2007 with another FASB meeting held on January 30, 2008. The FASB has indicated that the final FASB Statement is expected to be issued in the first or second quarter of 2008 with an anticipated effective date of January 1, 2009. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the proposed interpretation. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

          Losses and Loss Expense Reserves. The estimated liability for losses and loss adjustment expenses consists of case reserves and unallocated reserves. Case reserves are established by the primary insurer and our proportionate share of these reserves is reported to us at least quarterly. Case reserves are established in an amount that is estimated to be sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under collateral and subrogation rights. Case reserves are discounted by the ceding companies in accordance with discount rates prescribed or permitted by state regulatory authorities. We review and assess the ceded case reserves and our evaluation may result in the case reserve recorded by RAM Re differing from the amount reported to us by the primary insurer. We also establish an unallocated reserve because we believe that additional losses are inherent in our portfolio of reinsured risks although we cannot currently specify which risks. At December 31, 2007, and December 31, 2006, our balance sheet included reserves as follows:

	For the year ended December 31,
	2007	2006

	(Dollars in millions)
Case reserves	$30.4	$3.0
Unallocated reserves	$33.4	$11.5

Total Reserves	$63.8	$14.5

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

          If we assume (i) the ratio of a ceding company’s unallocated reserves to their outstanding par was .05% (or .0005) and (ii) the ratio of our weighted average capital charge to that of the ceding company was 125% (or 1.25), then our unallocated reserve factor would be .000625, calculated as the product of the two ratios, (i) .0005 multiplied by (ii) 1.25, and the resultant factor of ..000625 would be applied to the outstanding par ceded to us by that particular primary insurer, such that for each $1 billion of outstanding par ceded to RAM Re we would have an unallocated reserve of $625,000. The calculation described is performed individually for each of RAM Re’s major ceding companies and the resulting reserve factor is applied to our outstanding par ceded by that ceding company. Therefore, under our reserving practices, our unallocated reserves would be affected by occurrences such as changes in the reserving practices of the primary insurers (which could occur if estimates of default frequency or severities of loss were to change), changes in the weighted average capital charge for our portfolio exposures versus those of ceding companies (which could occur if modifications of capital charges by Standard & Poor’s were to impact RAM Re and the primary insurers differently) or developments in the credit quality of our portfolio relative to primary insurers. For example, if the reserve factors applied at December 31, 2007 were calculated as the product of (1) the highest ratio of unallocated reserves to outstanding par that we have calculated for each ceding company during the years 2005, 2006 or 2007 and (2) the highest ratio of our weighted average capital charge to the weighted average capital charge of each ceding company that we have calculated during the years 2005, 2006 and 2007, the calculation of unallocated reserves would have resulted in a value that was $8.4 million, or 20%, greater than that recorded at December 31, 2007. We believe that developments resulting in a change in unallocated reserve of this magnitude are reasonably possible in that the values employed in the above calculation, although they did not occur simultaneously, are based on actual past experience. We can provide no assurance that conditions resulting in a material increase in reserves of that amount or greater amounts will not develop or that final claim liabilities will not materially differ from amounts estimated and reserved. An increase in unallocated reserves, in the absence of any offsetting claims related activity, would directly impact reported financial results by increasing incurred losses and would also affect financial position by increasing the unallocated reserve balance, although an increase would not by itself impact liquidity in that the unallocated reserve does not affect cash flows.

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

          Over the past several months, there has been considerable stress in the U.S. residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. The Company is exposed to U.S. residential mortgages through our reinsurance of residential mortgage-backed securities, or “RMBS”, and indirectly through our guarantees of collateralized debt obligations or “CDOs”. CDOs are securities backed by portfolios of assets that may include a combination of bonds, loans, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. As of December 31, 2007, we have established $26.4 million of case reserves relating to the 2005-2007 RMBS and an additional increase of $15.6 million to our unallocated loss reserve relating to RMBS losses that are probable to occur but cannot be specifically identified. This addition to unallocated loss reserves is an extension of our reserving methodology based on increases of unallocated reserves for RMBS by our primary insurers. Additionally, the Company has been ceded credit impairments relating to CDOs amounting to $44.4 million that is reported separately in the valuation of credit derivatives below.

          Valuation of Derivative Financial Instruments. Certain transactions reinsured by the Company have been deemed to meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and FAS No. 149,”Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”), and require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. RAM’s exposure to derivative instruments is through reinsurance of credit default swap “CDS” contracts issued by ceding companies. These CDS contracts are held to maturity by the ceding companies, are generally highly rated tranches of structured credit default swap obligations, and because the primary insurer generally structures its credit default swap contracts with first loss protection from various financial institutions our risk of loss is mitigated. Management considers these agreements to be a normal extension of RAM’s financial guaranty reinsurance business and reinsurance in substance but they do not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FAS 149. Therefore, we are required to account for these assumed credit default swaps on the balance sheet at fair value and changes in fair value due to market conditions are reported as unrealized gains and losses on derivative financial instruments in our income statement. Credit impairments on credit default swaps relate to losses that are probable and estimable and will remain in place until the loss is paid or the policy matures.

          As part of our financial guaranty reinsurance business, we reinsure guarantees of credit derivative transactions issued by primary insurers. These contracts are held to maturity and have been reinsured by RAM with initial underlying ratings of triple-A before they are insured. Such transactions may experience defaults that exceed expectations based on historical data, particularly in the case of residential mortgage collateral. We do not reinsure guarantees of single name corporate credit derivative transactions. We report revenues arising from such reinsurance as earned premiums; we record paid losses in losses and loss adjustment expenses as incurred, and we record changes in fair value including credit impairments in net losses on credit derivatives in our statement of operations. Credit derivative transactions require primary insurers to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally a fixed-income obligation). If credit spreads or collateral performance of the underlying obligations change, the market value of the related credit derivative transaction generally changes accordingly. Changes in credit spreads are typically caused by changes in the market’s perception of the credit quality of the underlying obligations.

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

          Through June 30, 2007 the Company valued its credit default swap portfolio using an internally-developed model. While the model estimated an appropriate fair value during normal market conditions, the internal model output at September 30, 2007 and December 31, 2007 would not have fully reflected the effect of the present market conditions and the large changes in credit spreads and collateral deterioration currently being experienced. Management therefore determined that a more appropriate basis for our estimate of fair value was to use the valuation information provided to us by our ceding companies as they have access to each underlying risk and their internal models are able to reflect more detailed market data for each of those underlying risks. Accordingly, commencing September 30, 2007, our change in fair value estimate is based upon the information provided to us by our ceding companies, and our evaluation thereof.

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

          The models used to fair value these instruments include a number of factors, where available, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. Some of the primaries use market prices when available to determine the fair value of credit derivatives. If the market prices are not available, the fair value is estimated using a combination of observable market data and valuation models incorporating the above factors. Fair values from the primaries’ models may differ from values calculated by companies outside of the financial guaranty industry because terms of the credit default swap contract generally differ. Financial guaranty credit derivative terms generally include the absence of collateral support agreements or immediate settlement provisions, and are generally structured as “pay as you go” obligations requiring payment only as losses come due. Most importantly the primaries have the intent and the ability to hold the contracts to maturity. Because of these terms and conditions, the fair value of the primaries’ credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by the primaries and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

          Valuation models include the use of estimates and current market information, including assumptions on how the fair value of derivative instruments is affected by current market conditions. The primaries consider factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions used to determine fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates and the differences may be material.

          Management assess the reasonableness of the ceding companies’ valuations by i) discussions with primary insurers on their mark-to-market valuation methodology including the nature of changes in key assumptions, ii) reviewing the primaries’ publicly available information regarding their mark-to-market process, including methodology and key assumptions, and iii) assessing the reasonableness of the valuations, including changes in the reported valuations against current observable market data including credit spread movements and collateral delinquency information.

          The fair value unrealized loss recognized in our statement of operations for the year ended December 31, 2007, was $177.8 million, compared with an immaterial loss for the year ended December 31, 2006, and a $2.5 million loss for the year ended December 31, 2005. The 2007 loss of $177.8 million primarily related to spreads widening and included $44.4 million of credit losses, compared to no credit impairments in prior years. It is expected that with the continued widening of credit spreads, the fair value amount will fluctuate significantly in the future periods.

          In September 2006, the FASB issued FAS No. 157 (“FAS 157”), Fair Value Measurement. This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted FAS 157 effective January 1, 2008. FAS 157 is not expected to have a material impact on our results of operations or financial position.

          Valuation of Other Financial Instruments. The put option relating to the Company’s preferred share soft capital facility of $50.0 million, which is described in more detail under “Liquidity and Capital Resources – Capital Resources”, is fair valued with the fair value measurement representing the value to the Company in the current market environment. The gain or loss on the put option is recorded on the consolidated balance sheet and changes in fair value are reported through the statement of operations in “Unrealized Gain/(Loss) on Other Financial Instruments”. Valuations are obtained from banks that value the put option using assumptions over the Company and the facility as well as other similar instruments in the market. While the gain reported is a measurement against similar instruments in the market, the Company would most likely not have the ability to realize the gain as it would be subject to negotiation.

          Valuation of Investment Portfolio. Our investment securities are designated as available for sale in accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Changes in the fair value of our securities are reported in “Accumulated other comprehensive income” in shareholders’ equity. Fair values of all our investments are calculated from independent valuations. We have a formal review process for all securities in our investment portfolio, including a review for other than temporary impairment losses. Factors considered when assessing other than temporary impairment include: (i) securities with market values having declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) recent credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in “Accumulated other comprehensive income” on our balance sheet. If we believe the decline is “other than temporary,” we write-down the carrying value of the investment and record a loss on our income statement. Our assessment of a decline in value includes our current judgment of the factors noted above. If that judgment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary.

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

          The Company will recognize a premium deficiency if the sum of expected losses and loss adjustment expenses, maintenance costs and unamortized policy acquisition costs exceed the related unearned premiums, the anticipated present value of future premiums for installment contracts written, and anticipated investment income. If a premium deficiency is calculated that is greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense, and a liability would be established for any remaining deficiency. There have been no premium deficiencies recorded by the Company since its inception. For policies retroceded, the Company receives ceding commissions to compensate for acquisition costs incurred. The Company nets ceding commissions received against deferred acquisition costs and earns these ceding commissions over the period in which the related premiums are earned.

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

          Upfront premiums are recorded as written at policy inception and earned over the life of the policy in relation to the amount of insurance protection provided. Unearned premium reserves represent that portion of written premiums applicable to the outstanding amount at risk with respect to the obligations reinsured. Public finance premiums are customarily paid upfront and earned over the life of an issue which may extend to 30 years or more. Upfront premiums have relatively little effect on earnings in the year written, but cumulatively affect future years’ earned premiums. When an issue reinsured by us is retired early, has been called by the issuer, or is paid in advance through refunding, any remaining unearned premium is earned at that time, since there is no longer any risk outstanding in connection with the issue. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Installment premiums are received in accordance with contractual terms over the life of an issue, recorded as written at each installment due date and earned over the installment period which corresponds to the expiration of risk. Structured finance premiums are customarily paid in installments and earned over installment periods that generally range from three months to one year in duration. We do not record a provision for doubtful accounts because historically we have not experienced any material issues related to the collectability of assumed premiums.

Results of Operations

Year Ended December 31, 2007 Compared to December 31, 2006 and Year Ended December 31, 2006 Compared to December 31, 2005

          Net Income. Net (loss) income was $(144.1) million in 2007, $41.1 million in 2006, and $19.6 million in 2005. The decrease in net income of $185.2 million, in 2007 relative to 2006 is primarily the result of a year-over-year increase of $50.8 million in losses and loss adjustment expenses, $177.8 million in losses on credit derivatives in 2007 due to widening credit spreads and the deterioration of underlying collateral, including $44.4 million of credit impairments, compared to immaterial unrealized losses during 2006, offset by a $35.3 million unrealized gain in 2007 on the fair value of the put option on the Company’s preferred share soft capital facility in 2007 compared to $Nil in 2006, and an $8.9 million increase in investment income. Net income of $41.1 million in 2006, an increase of $21.5 million, or 109.7%, in 2006 relative to 2005 is primarily the result of a year over year decrease of $10.0 million in losses and loss adjustment expenses, realized investment losses of $1.0 million in 2006 compared to realized investment losses of $1.6 million in 2005, and immaterial unrealized losses on credit derivatives in 2006 versus unrealized losses of $2.5 million during 2005, along with an increase in net earned premium of $6.2 million and in investment income of $6.0 million.

          Gross Written Premiums. Gross written premiums were $108.7 million in 2007, a 40.1% increase compared to 2006. Gross written premiums were $77.6 million in 2006, an increase of 14.0% from $68.1 million of gross written premiums in 2005. The increase in gross written premiums in 2007 relative to 2006 is the combined result of two new treaties with two of our primaries, which contributed $28.4 million for the year ended December 31, 2007, along with an overall increase in market volume in 2007 over prior year. The increase in gross written premiums in 2006 compared to 2005 is primarily due to the new treaty with one of our primaries, and an increase in facultative reinsurance premiums assumed, despite a decrease in premium rates for 2006 over prior year.

          Public finance gross written premiums were $74.0 million in 2007, 52.3% more than in 2006 when public finance written premiums were $48.6 million. Public finance gross written premiums increased by 10.7% in 2006, from $43.9 million in 2005. The increase in public finance gross premiums written in 2007 is largely due to the one new treaty in 2007, along with increases within our existing treaties. The increase in public finance gross premiums written in 2006 is due to a large amount of facultative business written during the year as well as an increase in the portion of upfront premiums relative to installment premiums written. Installment premiums are written and earned over the various installment periods and generally a higher portion of business assumed having installment premiums results in less written premiums in the period in which the business is assumed compared to business having upfront premiums.

          Structured finance gross written premiums were $34.7 million in 2007, an increase of 19.7% from $29.0 million in 2006. Structured finance gross written premiums in 2006 increased by 19.8% from $24.2 million in 2005. Structured finance written premiums grew in 2007 over 2006 as a result of the new treaties along with increased cessions from our other primaries for 2007 over prior years. The increase in structured finance written premiums in 2006 versus 2005 results primarily from increased facultative business and a new treaty offset by lower premium rates compared to 2005.

The following table sets forth the amounts of gross written premiums by product line:

	For the Year Ended December 31,

	2007	2006	2005

	(Dollars in millions)
Public Finance	$74.0	$48.6	$43.9
Structured Finance	34.7	29.0	24.2

Total gross premiums written	$108.7	$77.6	$68.1

          Gross written premiums are highly dependent upon the amount of business ceded by the primary insurers which, in turn, is related to the overall volume of business they underwrite, and the size and type of obligations they insure. In general, a growing volume of insured business, a stable or growing usage of reinsurance and higher premium rates will benefit our gross written premiums. During 2007, the aggregate gross premiums written by our three largest customers was slightly below the level of premiums written in 2006, and this same result occurred in 2006 as compared to 2005. While these customers ceded premiums written slightly below prior years, our other primaries with new treaties ceded the remaining increase in premiums written in 2007 over 2006. Overall, the three largest insurers ceded a lesser overall portion of the gross written premiums but the overall amount ceded to reinsurers increased during 2007 compared to 2006 and 2005. The average premium rates for public finance business assumed by RAM Re in 2007 were comparable to those of 2006, and the 2006 public finance average premium rates were lower than those of 2005. Structured finance business assumed by RAM Re in 2007 had average premium rates that were lower than those of 2006, while 2006 average premium rates for structured finance business assumed by RAM Re were above the 2005 level. Premium rates reflect market conditions, the type and mix of business ceded by RAM Re’s customers and the credit quality of such business so that an increase or decrease in average premium rates is the result of a several factors.

          Net Written Premiums. Net premiums written were $108.0 million in 2007, a 43.0% increase over the 2006 level. Net written premiums in 2007 reflect ceded premiums of $0.8 million. Net premiums written were $75.5 million in 2006, an 10.9% increase over the 2005 level of $68.1 million. Net written premiums in 2006 reflect ceded premiums of $2.1 million, the first such activity for RAM Re and, thus, net and gross written premiums are identical for 2005. During 2007 we ceded premiums of $0.8 million pursuant to an agreement under which RAM retrocedes a portion of business in excess of specified levels of par exposure that we have assumed from a single issuer. Our purchase of reinsurance protection does not relieve us of the full liability that we assumed from our ceding companies. In the event that a reinsurer of RAM is unable to meet its obligation under a retrocession agreement, we would continue to be liable to ceding companies in the full amount of their cession to RAM. We retrocede only to highly rated companies and we monitor the financial condition of our reinsurer. Under our retrocession agreement, we also have cancellation rights that can be exercised in the event of a rating downgrade of a reinsurer.

          Net Earned Premiums. Net earned premiums were $60.1 million in 2007, 23.2% above 2006 earned premiums of $48.8 million. In 2006, earned premiums increased by 14.6% from $42.6 million of earned premiums in 2005. The significant increases in upfront written premiums from the public finance business in past years, as indicated by growth in unearned premiums on the balance sheet, and growth in installment premiums from the structured finance business assumed in both the current and prior years contributed to this increase, as did an increase in accelerated earnings from refundings during 2007 and 2006 compared to prior years. Earned premiums resulting from refundings totaled $5.7 million in 2007 compared to $6.3 million in 2006 and $3.3 million in 2005.

The following table sets forth net earned premiums by product line:

	For the Year Ended December 31,

	2007	2006	2005

	(Dollars in millions)
Public Finance	$27.9	$25.9	$20.8
Structured Finance	32.2	22.9	21.8

Total net earned premiums	$60.1	$48.8	$42.6

          Net Investment Income. Net investment income of $33.1 million in 2007 was 36.8% above the $24.2 million recorded in 2006, while the 2006 level represented a 33.0% increase from the $18.2 million recorded in 2005. During 2007, net investment income increased relative to 2006 primarily as a result of growth in the portfolio due to our issuance of $75 million of preferred shares on December 14, 2006 and net cash flows from operations. A secondary element of investment income growth was our ability to invest at higher yields than were available in 2006. The increase in investment income in 2006 was primarily attributable to the growth in the portfolio due to net cash flow from operations and investment proceeds from the IPO of $16.4 million and secondarily due to our ability to invest at higher yields that were available in 2005. Our portfolio is comprised predominantly of taxable securities, and had an average yield of 5.0% at December 31, 2007, compared with 4.9% and 4.6% at December 31, 2006 and 2005, respectively.

          Net Realized Investment Gains (Losses). Net realized investment losses were $3.6 million in 2007, $1.0 million in 2006 and $1.6 million in 2005. During 2007, we realized a loss of $3.6 million from an other than temporary impairment on one security. We have two other investments with subprime exposure with a fair value of $2.3, million, and unrealized losses were immaterial. We do not believe these two subprime investments to be impaired.Net losses realized in 2006 and 2005 were generally the result of modest repositioning within the portfolio achieved by selling certain securities and purchasing others believed to provide improved investment characteristics.

          Net Losses on Credit Derivatives. Net losses on credit derivative contracts were $177.8 million in 2007, compared to immaterial unrealized losses in 2006 and unrealized losses of $2.5 million in 2005. The net loss on derivative financial instruments reported during the year primarily related to AAA-rated credit default swaps on approximately $11.9 billion of par exposure. The significant unrealized loss for the year was primarily due to the continuing deterioration in subprime mortgage assets and the corresponding widening credit spreads in the market. Of the $177.8 million unrealized loss for 2007, $44.4 million related to credit impairments which are expected to be paid out over the term of the contracts. At September 30, 2007, the credit derivative valuations were changed to reporting our share of the primaries’ valuations from using our own fair value model which would not have reflected the volatility in the market. The unrealized losses in 2005 were largely due to a change in fair value estimates associated with refinements to our fair value model. Changes in the fair value of our derivative contracts do not reflect actual claims or credit losses, unless otherwise identified as impairments, and have no impact on the Company’s claims-paying resources, rating agency capital or regulatory capital positions. As of December 31, 2007, no claims had been paid by us on credit derivatives contracts.

          The unrealized gain or loss on credit derivatives will change based on the underlying assumptions and information used in the models and may not be indicative of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The credit derivative contracts we reinsure require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation. Credit derivative exposures are substantially similar to financial guaranty insurance contracts and provide for credit protection against payment default, are generally held to maturity, and the unrealized gains and losses on derivative financial instruments will amortize to zero as the exposure approaches its maturity date, unless there is a credit impairment.

          Net Unrealized Gains(Losses) on Other Financial Instruments. Net unrealized gains on other financial instruments were $35.3 million in 2007 compared to $nil in 2006 and 2005. The unrealized gain on other financial instruments relates to a $50.0 million put option the Company has in place with respect to its preferred share soft capital facility. The put option allows the Company to issues preferred shares to a trust that holds the $50.0 million in exchange for the investments held in the trust. The unrealized gain of $35.3 million in 2007 relates to the increased value of the soft capital facility to the Company compared to the cost of similar capital that can be obtained in the current market.

          Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses in 2007 were $48.0 million compared to $(2.8) million in 2006. Losses and loss adjustment expenses were $(2.8) million in 2006 compared to $7.2 million incurred in 2005. The loss ratio (incurred losses and loss adjustment expenses plus credit impairments (see “net losses on credit derivatives” analysis above), divided by earned premium) was 153.9% in 2007, (5.7)% in 2006, and 16.9% in 2005. The increase in loss and loss adjustment expense for 2007 is mainly driven by the establishment of reserves relating to the RMBS deals, primarily those underwritten with vintages between 2005-2007. Case basis loss reserves directly relating to subprime mortgages, Alt-A, Closed-end seconds and Home Equity Lines of Credit (HELOCs) account for $26.4 million of the increase in loss and loss adjustment expenses. Additionally, the unallocated loss reserve increased by $21.9 million, of which $15.6 million relates to future RMBS losses that are probable to default but cannot be allocated directly to a specific policy. The remaining increase in unallocated loss reserves was directly related to the increase in business written in the current year. The reduction in loss and loss adjustment expense for 2006 was mainly driven by a net $3.2 million reduction of previously established reserves, the majority of which was associated with an airline industry related obligation for which recoveries were reported to us and a manufactured housing credit which was successfully restructured, as well as loss recoveries received of $1.1 million for the year ended December 31, 2006. Loss activity that results in net negative incurred losses during a full year period, as occurred during 2006, is atypical although recoveries on previously paid losses are a normal part of our business. Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as specific credit events within reinsured obligations and trends in the reserving practices of our ceding insurers. At December

31, 2007, we carried total reserves for losses and loss adjustment expenses of $63.8 million, of which $30.4 million were case reserves and the remaining $33.4 million related to unallocated loss reserves.

The following table sets forth the components of incurred losses:

	For the Year Ended December 31,

	2007	2006	2005

	(Dollars in millions)
Paid losses	$(0.4)	$(1.1)	$6.5
Change in case reserves	27.4	(3.2)	1.1
Change in unallocated reserves	21.9	1.2	—
Change in recoverables	(0.9)	0.4	(0.4)

Total incurred losses	$48.0	$(2.8)	$7.2

Residential Mortgage Market Environment

          The residential mortgage markets in the United States are experiencing significant financial stress. The decline in home sales that began in the second half of 2006 and continued into 2007 led to the first year-over-year decline in nationwide house prices since 1991. The subprime mortgage industry began to deteriorate in early 2007 as borrowers became unable or unwilling to make mortgage payments. The significant increase in foreclosure activity and rising interest rates in mid-2007 depressed housing prices further as problems in the subprime markets spread to the prime mortgage markets. The widespread dispersion of credit risk related to mortgage delinquencies through the securitization of mortgage-backed securities, sales of CDOs and other structured products and the adverse impact on the banking industry caused banks to reduce lending activity. In addition, many lenders stopped offering home equity loans and “stated income” loans. As prices declined and delinquencies increased, rating agencies moved to downgrade CDOs and other mortgage-related investment products.

          In addition, the market experienced significant price declines across all mortgage-related products in 2007. These price declines were further driven by forced sales of assets in order to meet demands by investors for the return of their investments and collateral calls by lenders. During the second half of 2007, the economic impact of these problems spread on a global basis and disrupted the broader financial markets. The combination of these events caused a large number of major financial institutions and investors, including RAM Re, to recognize substantial losses as they revalued their mortgage-related exposure downward.

Mortgage Securities Exposure

          Over the past several months, there has been considerable stress in the U.S. residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. RAM Re is exposed to U.S. residential mortgages through our reinsurance of residential mortgage-backed securities, or “RMBS”, and indirectly through our guarantees of collateralized debt obligations or “CDOs” backed by RMBS. CDOs are securities backed by portfolios of assets that may include a combination of corporate bonds, loans, RMBS, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. As of December 31, 2007, we have established $26.4 million of case reserves relating to specific 2005-2007 RMBS exposures and an additional increase of $15.6 million to our unallocated loss reserve relating to RMBS losses that are probable but can not be specifically identified. Additionally, the Company has been ceded credit impairments relating to CDOs amounting to $44.4 million that is reported separately in the valuation of credit derivatives.

          The following discussion summarizes the Company’s exposure to RMBS and CDOs as of December 31, 2007.The Company generally follows the classifications for RMBS and CDO securities used by the primary insurers and reported to the Company.

The following table summarizes RAM Re’s RMBS outstanding par exposure as of December 31, 2007 by loan type and vintage.

($ in millions)	Pre- 2002	2002	2003	2004	2005	2006	2007	Total Outstanding

Subprime	37.6	10.3	53.4	38.0	20.7	46.0	252.2	458.1

Other Mortgage	41.3	11.4	16.2	245.7	171.0	600.6	943.9	2,030.1

International	3.4	12.4	197.0	165.8	119.7	245.0	89.6	832.8

Total	82.2	34.1	266.5	449.4	311.4	891.5	1,285.7	3,321.0

(Note: may not add due to rounding)

          The risk of loss inherent in the 2005, 2006 and 2007 vintage subprime and second lien mortgage loans has been elevated due to a number of factors. These factors increase current and potential future losses and include but are not limited to the following:

•	There has been a notable increase in mortgage loan delinquencies and foreclosures and this situation resulted in significant losses for mortgage lenders and investors in mortgage related products.

•

As a result of higher losses and declining home prices, traditional mortgage lenders have significantly curtailed lending to subprime borrowers for both new mortgages and refinancing existing mortgages. Additionally, investors in traditional mortgage products have curtailed their purchases of such investments. This environment significantly reduces the borrowers’ ability to refinance their mortgages and will increase their financial stress in the event they have an adjustable rate mortgage which resets to a higher interest rate. The reduced liquidity also contributes to the lack of availability of credit to purchase new homes, thus contributing to home price depreciation.

•

The very unfavorable residential mortgage market in the United States has been marked by nationally declining home prices. As home prices fall, the value of collateral available to pay loan balances is diminished, which will cause significantly higher loss severities in the event a borrower defaults.

          As noted above, RAM Re generally follows the classifications for RMBS securities used by the primary insurers and reported to RAM Re. In general, the primary insurers define the various residential mortgage product types as follows:

Prime 1sts – First lien, predominantly single family residential mortgage loans to prime borrowers. Prime borrowers typically have credit scores above 660, on average better than 680.

HELOCs – Revolving home equity lines of credit, typically second lien and floating rate. These loans are typically made to prime quality borrowers, but may include loans to subprime borrowers. A second lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second lien loan is subordinate to the first lien on the home. The borrower is obligated to make monthly payments on both their first and second lien loans. If the borrower defaults on their payments due on these loans and the property is subsequently liquidated, the liquidation proceeds are first allocated to pay off the first lien loan and any remaining funds are applied to pay off the second lien. As a result of this subordinate position to the first lien, second lien loans carry a significantly higher risk of loss.

Closed-end Seconds (CES) – Second lien mortgage loans similar to HELOCs except that they have a fixed amount disbursed at closing and no additional borrowing allowed over the life of the loan and are typically fixed rate.

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

Subprime – A first- or second-lien residential mortgage loans made to a borrower who has a history of delinquency or other credit problems.

Manufactured Housing – Loans on single family homes constructed in a factory, including chattel paper only secured by the factory-built home and mortgage loans secured by both the land and the home.

NIMs – Net interest margin securities backed by the residual cashflow from residential mortgage securitizations.

International – Mortgage loans on properties outside of the United States.

          RAM Re has exposure to RMBS, including transactions that contain risk to the above types of mortgages and risk classifications. In the direct RMBS sector, RAM Re generally reinsures the most senior tranche of the RMBS, from a given loss attachment point to the top of the capital structure. The RMBS in the BBB portion of the table below are generally all relatively large senior tranches that reside at the top of the capital structure. Because of their size and position in the capital structure, these tranches generally produce lower levels of loss severity, upon collateral default, than BBB-rated mezzanine tranches with similar collateral.

          Recent credit downgrades of the RMBS by the major independent rating agencies have been concentrated in transactions which are comprised principally of first and second lien mortgage loans originated during the 2005 through 2007 period. The primary factors driving these rating downgrades are increasing foreclosure and delinquency rates for loans originated during this time period. Market participants believe a primary factor contributing to this poor credit performance was a pronounced deterioration in credit underwriting standards by mortgage originators.

          The following table provides the break-down of RAM Re’s mortgage exposure outstanding as of December 31, 2007 for deals closed since January 1, 2005 by product type and RAM Re Rating.1 In the fourth quarter RAM Re downgraded internal RAM Re Ratings on a large

1 RAM Re ratings are current as of RAM Re’s credit review on January 19, 2008. These ratings are assigned by RAM Re based on management’s judgment and taking into consideration the ratings assigned by the primaries and the rating agencies. RAM Re undertakes no obligation to update its ratings, and such ratings do not constitute investment advice.

portion of our HELOC exposure and a portion of our CES to below investment grade. Our ratings reflect our own judgement regarding the credit quality of our exposures and are believed to represent more timely ratings than provided by the rating agencies.

Mortgage Securities Exposure
Net Par Outstanding as of December 31, 2007
Vintages 2005- Q4 2007

($ in millions)	RAM Re Rating
	AAA/AA	A	BBB	BIG*	Total

Prime 1sts	$70.7	$9.6	—	—	$80.3
HELOCs	21.2	11.2	297.8	399.9	730.2
Closed-End Seconds	50.9	8.1	352.5	31.2	442.7
Alt A	393.7	58.8	—	—	452.5
Subprime	79.9	152.8	86.1	—	318.9
Manuf. Housing	—	8.4	—	—	8.4
NIMs	0.1	0.3	1.0	—	1.4
International	434.6	2.3	17.4	—	454.2

Total	$1,051.1	$251.5	$754.9	$431.1	$2,488.6

*	“BIG” stands for Below Investment Grade.

          The following table lists the top five largest issuers of U.S. mortgage securities in RAM Re’s portfolio by RAM Re par outstanding and provides the outstanding par amount of HELOC, closed-end seconds (CES), subprime and Alt-A issued by each.

RAM Re’s Top 5 US Mortgage Issuers (Outstanding Par)

($ in millions)

	Issuer Name	Total	HELOC	CES	Subprime	Alt-A

1	Countrywide	$815.4	$550.4	$207.0	$43.2	$13.5
2	Residential Capital (GMAC-RFC)	402.0	193.8	135.2	63.3	9.4
3	Deutsche Bank	153.4	—	—	—	153.4
4	Morgan Stanley	112.5	14.6	—	97.9	—
5	Greenpoint	99.5	73.2	—	—	3.0

	Total	$1,582.7	$831.9	$342.2	$204.3	$179.2

CDO Exposure

          RAM Re also has exposure to residential mortgage loan collateral in CDOs. RAM Re’s exposure to residential mortgage loans is a sub-set of our CDOs backed by multi-sector (“MS”) collateral (see definition below). The following table sets forth the RAM Re Rating of the MS CDOs in our portfolio as of December 31, 2007.

Multi-Sector CDOs by RAM Re Rating
($ in millions)

RAM Re Rating	Outstanding Par	%

AAA	$3,203.2	79.7%
AA	87.1	2.2%
A	100.0	2.5%
BBB	42.0	1.0%
BIG	586.0	14.6%

Total	$4,018.3	100.0%

The following table segregates RAM Re’s MS CDOs into four classifications:

•	HG - which are high grade securities (rated single-A or higher, primarily AA),

•	CMBS - which are commercial mortgage-backed securities,

•	Mez - which are mezzanine securities (rated below single-A, primarily BBB) and

•	CDO - which are CDOs backed by CDOs (or “CDO-squared”).

Multi-Sector CDOs by Collateral Type
($ in millions)

CDO Type	Outstanding Par	%

HG	$1,000.8	24.9%
CMBS	2,631.8	65.5%
Mez	60.3	1.5%
CDO	325.4	8.1%

Total	$4,018.3	100.0%

The vintage distribution, based on closing date of CDO issuance, of RAM Re’s MS CDOs is broken out by CDO Type in the table below:

Multi-Sector CDOs by Vintage and Type
($ in millions)

	CMBS	HG	Mez	CDO	Total

2000	—	—	0.2	—	0.2
2001	—	—	0.6	1.3	1.9
2002	0.5	—	17.3	—	17.8
2003	—	65.8	4.0	7.5	77.3
2004	44.8	—	38.0	60.9	143.7
2005	156.2	205.1	0.1	100.0	461.4
2006	232.6	332.4	—	5.6	570.7
2007	2,197.7	397.5	—	150.0	2,745.2

Total	$2,631.8	$1,000.8	$60.3	$325.4	$4,018.3

          CMBS MS CDOs include Structured CMBS Pools and Commercial Real Estate CDOs. The CMBS CDOs we reinsured in 2007 are all rated AAA and have super-senior attachment points.

          The table below provides a listing of RAM Re’s multi-sector CDOs containing significant residential mortgage exposure and closed since January 1, 2005. The table lists each CDO transaction by vintage year and multi-sector type and provides the proportion of the collateral that is RMBS. The table also provides a break-down of the collateral into subprime RMBS, Alt A, CES, HELOCs, ABS CDOs, Non-ABS CDOs and Other. Also shown is the current subordination level below RAM Re and RAM Re’s current internal rating:

					Collateral Type (%)

Obligor Key	Year Insured	RAM Rating	Insured Amount	Current subordination	Total RMBS	Sub- prime	Alt A	CES	HELOCs	ABS CDOs	Non- ABS CDOs	Other (2)	Total

HIGH GRADE CDOs
RAM00006928	2005	AAA	50.0	20.1%	79%	34%	11%	0%	33%	9%	10%	3%	100%
RAM00006950	2005	AAA	75.0	46.8%	67%	28%	8%	0%	0%	25%	0%	39%	100%
RAM00007029	2005	AAA	80.1	11.5%	32%	10%	18%	0%	4%	0%	10%	58%	100%
RAM00007132	2006	BIG	59.4	12.0%	70%	16%	15%	6%	1%	30%	0%	32%	100%
RAM00007209	2006	A	100.0	11.1%	66%	12%	22%	9%	3%	24%	2%	28%	100%
RAM00007210	2006	BIG	37.5	11.7%	70%	8%	36%	0%	0%	8%	2%	45%	100%
RAM00007266	2006	AAA	9.5	14.3%	76%	20%	0%	0%	32%	22%	1%	24%	100%
RAM00007318	2006	BBB	42.0	6.1%	73%	11%	25%	11%	2%	15%	1%	36%	100%
RAM00007324	2006	AA	22.3	16.2%	57%	24%	2%	9%	0%	6%	29%	30%	100%
RAM00007337	2006	BIG	40.4	13.8%	75%	9%	55%	0%	0%	15%	10%	10%	100%
RAM00007339	2006	AAA	21.4	20.0%	73%	20%	15%	4%	0%	22%	5%	33%	100%
RAM00007448	2007	BIG	32.1	6.3%	80%	14%	46%	4%	2%	12%	7%	16%	100%
RAM00007465	2007	BIG	14.1	15.0%	70%	18%	15%	4%	0%	27%	3%	34%	100%
RAM00007579	2007	BIG	16.4	14.9%	66%	16%	29%	0%	0%	24%	6%	25%	100%
RAM00007583	2007	BIG	48.4	14.0%	53%	0%	37%	0%	0%	9%	2%	51%	100%
RAM00007587	2007	BIG	100.0	9.9%	49%	32%	10%	0%	0%	20%	10%	29%	100%
RAM00007588	2007	BIG	19.7	15.1%	68%	28%	17%	0%	0%	26%	4%	25%	100%
RAM00007589	2007	AA	31.1	17.0%	86%	24%	34%	0%	1%	10%	4%	27%	100%
RAM00007594	2007	BIG	14.4	15.3%	70%	12%	27%	0%	0%	30%	0%	31%	100%
RAM00007652	2007	BIG	16.9	10.0%	70%	21%	15%	5%	0%	30%	0%	30%	100%
RAM00007653	2007	BIG	23.4	15.6%	70%	28%	3%	0%	0%	25%	5%	38%	100%
RAM00007781	2007	AAA	36.0	14.2%	50%	50%	0%	0%	0%	0%	28%	22%	100%
RAM00007721	2007	BIG	13.1	15.0%	62%	6%	38%	5%	1%	26%	4%	20%	100%
RAM00007724	2007	AA	31.9	15.0%	85%	44%	6%	4%	0%	4%	3%	40%	100%

Mez CDOs
RAM00000664	2005	AA	0.1	51.3%	48%	7%	0%	0%	8%	0%	7%	78%	100%

CDO of CDO
RAM00006955(1)	2005	AAA	100.0	10.0%	20%	20%	0%	0%	0%	15%	65%	0%	100%
RAM00007770	2007	BIG	150.0	15.0%	22%	15%	8%	0%	0%	44%	33%	0%	100%

		Total	$ 1,185.1

(1)	This CDO is predominantly backed by Corporates

(2)	May include other RMBS such as international and prime.

          The multi-sector CDOs shown in the table above include reinsured exposures representing both the most senior tranches of the CDO capital structure and other, less than “senior-most,” tranches. In instances where our exposure is to a non-senior-most tranche, our exposure is to the next most-senior tranche in the capital structure below the senior-most tranche. The total outstanding par amount of CDOs in the table above representing non-senior-most tranches is $178 million. The subordination percentage (shown in the table above) is sometimes referred to as our “attachment point” and represents the percent of the total CDO collateral available to absorb losses prior to our exposure. When our exposure is senior-most, the “detachment point” for our exposure is 100% of the total CDO collateral. The difference between the detachment point and attachment point represents the total principal balance of our exposure. In instances where our exposure is non-senior-most, our detachment points are in the range of 40% to 90%. All of the CDOs shown in the table above were “super-senior” tranches at the time of underwriting, which means that, whether or not they were senior-most tranches, they had subordination in excess of the subordination required by the rating agencies for triple-A ratings. On average, the initial subordination was approximately 2.5 times of the rating agency triple-A requirement.

          In the table above, all CDOs for which we have established credit impairments are rated below investment grade (“BIG”) by RAM Re.

          As shown in the following table, RAM Re’s total CDO par exposure was $9.7 billion as of December 31, 2007. The following table breaks down RAM Re’s total CDO exposure by type of CDO:

RAM Re Total CDO Exposure by CDO Type
($ in millions)

CDO Type	Outstanding Par	%

HY	$3,549.5	36.5%
IG	1,826.3	18.8%
MS	4,018.3	41.3%
EM	247.0	2.5%
DBL	94.3	1.0%

Total	$9,735.5	100.0%

The definitions of the CDO types in the above table are as follows:

IG – Investment grade corporate (predominantly corporate, may include limited ABS)

HY – Non-investment grade corporates, predominantly CLOs backed by corporate loans

MS – Multi-sector collateral, which may include RMBS (including subprime), ABS, CDOs, CMBS and other asset-backed securities

EM – Emerging market sovereign debt obligations

DBL – “Double-Wrap” or “second-to-default” CDOs that are backed by collateral, but are wrapped by a financial guaranty company.

The distribution of RAM Re’s total outstanding CDO portfolio by RAM Re rating is as follows:

RAM Re Total CDO Exposure by Rating
($ in millions)

RAM Re Rating	Outstanding Par	%

AAA	$8,426.0	86.5%
AA	$501.8	5.2%
A	$169.2	1.7%
BBB	$50.1	0.5%
BIG	$588.4	6.0%

Total	$9,735.5	100.0%

          Acquisition Expenses. Acquisition expenses were $21.5 million in 2007, $17.7 million in 2006, and $15.6 million in 2005. The changes in acquisition costs over the periods are directly related to the changes in earned premiums. The ratio of acquisition costs to earned premiums was 35.8% in 2007, down from 36.2% in 2006, which was also a decrease relative to the 2005 ratio of 36.6%. The decline in the ratio of acquisition costs to earned premiums reflects the combination of improvements (decreases) in ceding commissions paid to primary insurers and a lesser share of direct expenses allocated to the acquisition of business as a general result of the company maturation as supported by our analysis of expenses that qualify for deferral.

          General Expenses. General or operating expenses were $13.4 million in both 2007 and 2006, operating expenses in 2006 were $1.9 million or 16.5% higher than the $11.5 million of operating expenses in 2005. Operating expenses in 2007 included $0.5 million of non recurring secondary offering costs, and 2006 included $2.3 million in non-recurring costs related to the IPO. Expenses connected to the IPO have been expensed as incurred in proportion to the shares sold in the IPO by the selling shareholders, with $0.3 million of IPO expenses relating to the issuance of new shares allocated against the proceeds, while 2005 operating costs included $2.5 million of non-recurring compensation expense associated with a termination feature of a stock option plan. Without these non recurring costs, operating expenses increased by 16.2% in 2007 over 2006, and by 23.3% in 2006 as compared to 2005, primarily reflecting the ongoing costs of being a public company. Operating expenses as a percentage of earned premiums were 22.3% in 2007, 27.4% in 2006, and 27.1% in 2005.

          Interest Expense. Interest expense was $8.4 million in 2007 and $2.8 million in both 2006 and 2005. Preferred share dividends, classified as interest expense, of $5.6 million were paid during 2007. The preferred shares were issued on December 14, 2006 and therefore no dividends were paid in the prior years. Dividends on the preferred shares are payable semi-annually on June 15 and December 15 each year if declared by the board of directors. Interest expense on long term debt was $2.8 million in 2007, 2006 and 2005.

Liquidity and Capital Resources

          Liquidity. RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access the capital markets, which may be unlikely in the near term given current market conditions and RAM’s current stock valuation. Our principal uses of liquidity are for payment of interest on our senior notes, dividends on our preference shares and capital investments in RAM Re. Based on the amount of dividends that we expect to receive from RAM Re in 2008, we believe that we will have sufficient liquidity to satisfy our needs over the next twelve months. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as adverse market changes, insurance regulatory changes and changes in general economic conditions, beyond the next twelve months, the amounts required to be held by us in trust for the benefit of our U.S. regulated customers and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.

          The principal sources of RAM Re’s liquidity are gross written premiums, scheduled investment maturities, capital contributions from RAM Holdings, existing soft capital facilities and net investment income. The principal uses of RAM Re’s liquidity are for the payment of operating expenses, claims, ceding commissions, dividends to RAM Holdings and for purchases of new investments. We believe that RAM Re’s expected operating liquidity needs can be funded exclusively from its operating cash flow.

          RAM Re may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain a minimum level of statutory capital and surplus of $16.7 million at December 31, 2007. RAM Re’s statutory capital and surplus was $369.7 million at December 31, 2007. In addition to the foregoing solvency criteria, Bermuda law limits the maximum amount of annual dividends or distributions payable and in certain instances requires the prior notification to, or approval of, the BMA. Based upon these tests, without regulatory approval, the maximum amount that will be available during 2008 for payment by RAM Re is approximately $51.3 million.

          Cash Flows. During 2007, net operating cash flows were $84.5 million compared to $57.1 million and $45.0 million for 2006 and 2005, respectively. Our operating cash flows are primarily the result of the excess of net premiums received and investment income over operating expenses, claims payments and interest expenses. Net cash flows from financing activities were $Nil, $90.0 million, and ($1.0) million for 2007, 2006, and 2005, respectively. In 2006 net financing cash flows related primarily to the issuance of preferred shares amounting to $75.0 million, preferred share issuance costs of $1.1 million, additional common share issuance and the committed preferred securities expenses, and in 2005 to committed preferred securities expenses. Net cash used in investment activities amounted to $106.0 million, $111.1 million, and $74.1 million for the periods ending December 31, 2007, 2006 and 2005, respectively, and related to the purchase of investments, offset by sales and maturities of investments.

          Capital Resources. RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re’s claims paying resources and may not be drawn upon except for the payment of catastrophic losses where losses exceed minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual extension provision subject to bank approval, has a term ending on May 11, 2015. As of December 31, 2007, no amounts were outstanding under this facility.

          On February 3, 2006, RAM Re closed a $40.0 million contingent capital facility with two highly rated commercial banks. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover catastrophic losses, exceeding the minimum threshold, from municipal obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The $40.0 million facility has a term ending on February 3, 2014, and had an annual extension feature, subject to approval of the lenders. This facility was not extended for an additional year on February 3, 2008. As of December 31, 2007, no amounts are outstanding under this facility.

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

          On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75.0 million. Underwriting expenses were $0.75 million and other issuance costs were approximately $0.3 million resulting in estimated net proceeds of approximately $73.9 million all of which was contributed to RAM Re to support new writings in its reinsurance business. The preferred shares bear a dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon approval by the board of directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. We can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that would require a redemption price equal to par value plus a “make-whole” amount reflecting the value of dividends for the remainder of the period to December 15, 2016. As of December 31, 2007, there have been dividends amounting to $5.6 million declared and paid. There were no dividends declared or paid in 2006.

          On March 26, 2004, we issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which RAM must adhere. We were in compliance with all covenants at December 31, 2007. During the year ended 2007, RAM Re paid dividends to Holdings in the amount of $2.8 million, which was used to pay interest on the senior debt.

          On December 23, 2003, RAM Re entered into a $50.0 million soft capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a floating put option fee. The counterparty is a trust established by Lehman Brothers Inc. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and following the procedures of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The option agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50.0 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” by Standard & Poor’s, on CreditWatch with negative implications, and “A2” with a negative outlook by Moody’s. The rate paid by the trust on these securities is currently at its maximum rate for our current rating of LIBOR plus 200. A downgrade of the trust’s auction market perpetual preferred securities would increase the maximum rate paid by the trust on these securities from LIBOR plus 200 to LIBOR plus 300, and RAM Re’s put option fee (calculated as the rate paid on the auction market perpetual preferred securities less the stated yield on the commercial paper held by the trust during the relevant period after deducting certain expenses of the trust) would be increased correspondingly. The proceeds of this issuance are held by the trust in certain high-quality, short-term commercial paper investments. In the years ended December 31, 2007 and 2006 $0.8 million and $0.5 million, respectively, of expenses relating to the operation of this facility have been paid. As of December 31, 2007 the put option has not been exercised.

          From time to time, RAM may access the capital markets to increase its capital and support the growth of its business. As such, RAM filed a registration statement on Form S-3 with the SEC in December 2007 covering one or more offerings of $350 million of securities which has not yet been declared effective. This shelf registration statement permits RAM to issue various debt and equity securities described in the prospectus filed as part of the registration statement. Under current market conditions we do not expect to be raising any additional debt, hybrid or equity capital.

          Investment Portfolio. At December 31, 2007, our investment portfolio consisted of $696.5 million of fixed income securities and $19.9 million of cash and cash equivalents. At December 31, 2006, our investment portfolio consisted of $568.6 million of fixed income securities, $10.0 million of short-term investments and $41.9 million of cash and cash equivalents. Our fixed income securities are designated as available for sale in accordance with FAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” Short-term investments consist primarily of money market funds, domestic time deposits and discount notes. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by two professional asset management firms, New England Asset Management and MBIA Capital, a wholly owned subsidiary of one of our ceding companies, in accordance with specific investment policies approved by our board of directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices from nationally recognized pricing services, dealer quotes, or matrix pricing, all of which are based on observable market inputs where available. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at December 31, 2007, is 4.83 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio was 4.92% and the book yield of the portfolio was 5.04% at December 31, 2007. The effective duration of our portfolio at December 31, 2006, was 4.08 years. The yield to maturity of the portfolio was 5.36% and the book yield of the portfolio was 4.93% at December 31, 2006. At December 31, 2007, RAM Re had $414.9 million of our invested assets in trust accounts for the benefit of primary insurers (out of $716.4 million of total cash and investments). At year-end 2006, RAM Re had $329.9 million of our invested assets in trust accounts for the benefit of primary insurers (out of $620.6 million of total cash and investments). Under our reinsurance agreements with primary insurers, RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission.

          Our finance personnel monitor the portfolio for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a formal review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” We have recognized an other than temporary impairment of $3.6 million relating to an investment with subprime exposure at December 31, 2007. We had two other investments with subprime exposure amounting to fair value of $2.3 million, with unrealized losses of $0.02 million. We do not believe these two subprime investments to be other than temporarily impaired. No impairments were recognized as at December 31, 2006.

          The following table summarizes our investment portfolio by bond type, fair value and amortized cost thereof at December 31, 2007 and December 31, 2006:

	As of December 31, 2007

Fixed Income Securities	Amortized Cost	Fair Value

	(Dollars in thousands)
Agencies	$169,874	$175,625
U.S. government obligations	70,393	73,270
Corporate debt securities	123,559	123,992
Municipal securities	16,704	17,727
Mortgage and asset-backed securities	305,115	305,919

Total	$685,645	$696,533

	As of December 31, 2006

Fixed Income Securities	Amortized Cost	Fair Value

	(Dollars in thousands)
Agencies	$86,145	$85,555
U.S. government obligations	70,411	69,306
Corporate debt securities	136,043	134,442
Municipal securities	11,720	12,376
Mortgage and asset-backed securities	279,767	276,910

Total	$584,086	$578,589

          The amortized cost and estimated fair value of fixed income securities available for sale as of December 31, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	As of December 31, 2007

Fixed Income Securities	Amortized Cost	Fair Value

	(Dollars in thousands)
Less than one year	$18,031	$18,034
Due after one year through five years	143,996	145,201
Due after five years through ten years	137,654	142,540
Due after ten years	80,848	84,839
Mortgage and asset-backed securities	305,116	305,919

Total	$685,645	$696,533

	As of December 31, 2006

Fixed Income Securities	Amortized Cost	Fair Value

	(Dollars in thousands)
Less than one year	$46,245	$46,181
Due after one year through five years	111,710	109,447
Due after five years through ten years	85,609	83,773
Due after ten years	60,755	62,278
Mortgage and asset-backed securities	279,767	276,910

Total	$584,086	$578,589

          The following table provides the ratings distribution of our investment portfolio at each of December 31, 2007 and December 31, 2006:

Rating(1)	As of December 31, 2007

AAA(2)	82.0%
AA	6.2%
A	8.9%
Cash	2.9%

Total	100.0%

Rating(1)	As of December 31, 2006

AAA(2)	74.0%
AA	14.0%
A	11.0%
Cash	1.0%

Total	100.0%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s ratings are used.

(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 35.7% and 26.7% of the investment portfolio as of December 31, 2007 and December 31, 2006, respectively.

Contractual Obligations

          We have various contractual obligations as of December 31, 2007 that are summarized in the following table:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
		(Dollars in millions)
Redeemable preferred shares(1)	$75.0	—	—	—	$75.0
Long-term debt(2)	$40.0	—	—	—	$40.0
Interest on long-term debt	$44.7	$2.8	$5.5	$5.5	$30.9
Operating lease commitments(3)	$0.6	$0.3	$0.3	—	—
Losses and loss expense and credit impairments reserves(4)	$263.9	$29.6	$16.8	$8.3	$209.2

Total	$424.2	$32.7	$22.6	$13.8	$355.1

(1)	Par value only of non-cumulative, non mandatory, redeemable preferred shares.

(2)	Principal only.

(3)	Lease payments are subject to escalation in building operating costs.

(4)

Losses and loss expense reserves and credit impairment reserves represent estimated future payments relating to actual or probable reinsurance policy claims. We have estimated the timing of these payments and actual payments may vary significantly from these estimates. The discounted value of the claims are reported as losses and loss expense reserves on the consolidated balance sheets, and as credit impairments within derivative liabilities on the consolidated balance sheet. Of the $209.2 million due in more than 5 years, $196.4 million is not expected to be paid out for more than 20 years. The unallocated reserve is included in the more than 5 years category as it does not relate to any actual claims and cannot be scheduled, the majority of this is therefore expected to pay out after more than 20 years.

Off-Balance Sheet Arrangements

          As of December 31, 2007, we did not have off-balance sheet arrangements that were not accounted for or disclosed in the consolidated financial statements.

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

          We, like other reinsurers, rely in both our facultative and treaty-based business on the surveillance and remediation activities of the primary insurers that provide us with updated information on the performance of the transactions in our reinsured portfolio. The surveillance information provided to us by the primary insurers is supplemented by our own independent evaluations of the analysis and underlying performance data provided by the ceding primary with regard to watch list transactions and verification (where possible) of ratings information provided by the primary insurers on large exposures and on transactions where significant discrepancies are evident between a ceding primary insurer’s internal rating and the reported ratings of Standard & Poor’s or Moody’s. These results are reviewed periodically by senior finance and risk management personnel. Our management committee determines the adequacy of our loss reserves and makes any necessary adjustments following such assessment.

          We also conduct on-site due diligence reviews of the companies with whom we have treaty arrangements, which include:

•	discussions with underwriting and risk management personnel to determine if there have been any changes in underwriting approach or emphasis;

•

reviews of individual underwriting, surveillance and legal files for selected treaty transactions to determine whether cessions conform with treaty eligibility criteria and to ensure that the primary insurer’s underwriting approach and implementation are consistent with our own risk tolerance;

•	reviews of watch list transactions to determine the propriety and prognosis of the credits placed on the watch list and any case reserves that may have been established; and

•	reviews of controls over ceded reinsurance reporting.

          In addition, we also review rating agency releases and other publicly available information on the credits reinsured by us to further refine our loss estimation and reserving process.

           Our investment portfolio is managed by two professional asset management firms, New England Asset Management and MBIA Capital. Our investment policies are designed to require the portfolio to be managed in a manner that preserves principal, provides long term predictable growth while maximizing income, meets statutory requirements, provides adequate liquidity to meet claims and other cash needs and maintains high credit quality. Our investment policy and guidelines as adopted by our board specify eligible investments and establish a portfolio duration target, high liquidity, minimum credit ratings, single risk limits, diversification and asset allocation standards. Our finance personnel reviews our portfolio for compliance with investment policies and procedures; and the Risk Management Committee of our board of directors reviews investments and performance reports and discusses those reports with our portfolio managers at least quarterly.

          Quantitative and Qualitative Information about Market Risk. Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of our financial instruments are interest rate risk and credit spread risk. An estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Senior finance personnel are responsible for risk measurement and monitoring procedures which include periodic analyses of shifts in the yield curve and changes in credit spreads. The valuation results from these analyses could differ materially from amounts that would actually be realized in the market.

          Changes in interest rates may adversely affect the value of fixed income investment securities. The following table summarizes the estimated change in fair value on the net balance of our investment securities, assuming immediate changes in interest rates at specified levels at December 31, 2007:

Change in Interest Rates	Estimated Net Fair Value	Estimated (Decrease)/Increase in Net Fair Value

	(Dollars in millions)
300 basis point rise	$612.2	$(104.2)
200 basis point rise	647.8	(68.6)
100 basis point rise	682.5	(33.9)
50 basis point rise	699.5	(16.9)
Base scenario	716.4	—
50 basis point decline	733.2	16.8
100 basis point decline	750.0	33.6
200 basis point decline	784.0	67.6
300 basis point decline	819.1	102.7

Financial instruments that may be adversely affected by changes in credit spreads include our outstanding exposure to credit derivative transactions. The Company’s credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default. The primary insurer enters into these types of contracts, which require the insurer to make payments upon the occurrence of certain defined credit events relating to underlying obligations. If credit spreads relating to the underlying obligations change, the market value of the related credit derivative changes accordingly. Market liquidity can also impact valuations of the underlying obligations, resulting in gains or losses. Changes in credit spreads are generally caused by changes in the market’s perception or market liquidity of the credit quality of the underlying obligations. As credit spreads change, we experience unrealized fair value gains or losses on credit derivative transactions reinsured by us. We generally hold these derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will amortize to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. We estimate the potential impact of credit spread changes on the value of our contracts and the following table summarizes the estimated changes in the fair value of our portfolio assuming immediate changes in credit spreads at specified levels at December 31, 2007:

Change in Credit Spreads	Estimated Net Fair Value	Estimated Gain/(Loss)

100 basis point narrowing	$(47.39)	$130.33
75 basis point narrowing	(102.89)	74.83
50 basis point narrowing	(146.79)	30.93
Base scenario	(177.72)	—
50 basis point widening	(214.26)	(36.54)
75 basis point widening	(271.11)	(93.39)
100 basis point widening	(349.61)	(171.89)

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

New Accounting Pronouncements

          On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of contractual premiums due under such contracts, currently or in the future, be recorded on the Company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007. A FASB Round Table discussion was held in September 2007 with another FASB meeting held in January 2008. The FASB has indicated that the final FASB Statement is expected to be issued in the first or second quarter of 2008. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the proposed interpretation. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

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

          In September 2006, the FASB issued FAS No. 157 (“FAS 157”), Fair Value Measurement. This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted FAS 157 effective January 1, 2008. FAS 157 is not expected to have a material impact on our results of operations or financial position.

          In February 2007, the FASB issued FAS No. 159 (“FAS 159”), Fair Value Option for Financial Assets and Financial Liabilities . This statement provides companies with an option to report selected financial assets and liabilities at fair value. The statement requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. The standard also requires companies to provide additional information to enable users of the financial statements to understand the company’s reasons for electing the fair value option and how changes in the fair values affect earnings for the period. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning on or before November 15, 2007. We adopted FAS 159 effective January 1, 2008. We did not apply the fair value option to any eligible items on our adoption date.

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

Management’s Responsibility for Financial Statements

          The consolidated financial statements of RAM Holdings Ltd. were prepared by management, who are responsible for their reliability and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed estimates and judgments of management. Financial information elsewhere in this annual report is consistent with that in the consolidated financial statements.

          The Board of Directors, operating through its Audit Committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight of the financial reporting process and safeguarding of assets against unauthorized acquisition, use or disposition. The Audit Committee annually recommends the appointment of an independent registered public accounting firm and submits its recommendation to the Board of Directors for approval.

          The Audit Committee meets with management, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company; approves the overall scope of audit work and related fee arrangements; and reviews audit reports and findings. In addition, the independent registered public accounting firm and the outside firm engaged to perform internal audit functions for the Company meet separately with the Audit Committee, without management representatives present, to discuss the results of their audits; the adequacy of the Company’s internal control; the quality of its financial reporting; and the safeguarding of assets against unauthorized acquisition, use or disposition.

          The consolidated financial statements have been audited by an independent registered public accounting firm, PricewaterhouseCoopers, who were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees of the Board. The Company believes that all representations made to our independent registered public accounting firm during their audits were valid and appropriate.

Management’s Report on Internal Control Over Financial Reporting

          The management of RAM Holdings Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

          As of December 31, 2007, management has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that RAM Holdings Ltd.’s internal control over financial reporting was effective as of December 31, 2007.

          The effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Vernon M. Endo	/s/ Edward U. Gilpin
Vernon M. Endo	Edward U. Gilpin
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of RAM Holdings Ltd.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and retained earnings, and of cash flows for the years then ended, and the combined statements of operations, of comprehensive income, of shareholders’ equity and retained earnings, and of cash flows for the year ended December 31, 2005, present fairly, in all material respects, the financial position of RAM Holdings Ltd. and its subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, and the combined results of RAM Holdings Ltd. and its subsidiary’s operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated and combined financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers
Hamilton, Bermuda

March 17, 2008

RAM Holdings Ltd.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006

ASSETS
Investments:
Fixed-maturity securities held as available for sale, at fair value (amortized cost of $685,644,954 and $574,127,066)	$696,532,780	$568,630,422
Short-term investments, at amortized cost (which approximates fair value)	—	9,958,827

Total investments	696,532,780	578,589,249
Cash and cash equivalents	12,326,313	35,735,853
Restricted cash	8,177,757	6,253,333
Accrued investment income	6,464,873	5,226,554
Premiums receivable	3,644,620	3,464,155
Recoverables on paid losses	1,807,941	915,900
Deferred policy acquisition costs	87,304,376	73,837,638
Prepaid reinsurance premiums	2,662,673	2,091,354
Fixed assets	50,914	72,926
Deferred expenses	1,752,856	1,917,520
Prepaid expenses	195,291	184,626
Derivative assets	—	60,031
Financial instruments at fair value	35,330,000	—
Other assets	4,015,065	3,554,163

Total assets	$860,265,459	$711,903,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Losses and loss expense reserve	$63,797,744	$14,505,778
Unearned premiums	242,829,191	194,322,365
Reinsurance balances payable	539,394	1,210,683
Accounts payable and accrued liabilities	3,463,366	3,458,188
Accrued interest payable	693,151	693,150
Derivative liabilities	177,717,110	—
Other liabilities	3,913,105	3,445,924
Long-term debt	40,000,000	40,000,000
Redeemable preference shares ($1,000 redemption value and $0.10 par value; authorized shares – 75,000; issued and outstanding shares – 75,000 at December 31, 2007 and 2006)	75,000,000	75,000,000

Total liabilities	607,953,061	332,636,088

Commitments and contingencies (Note 15)

Shareholders’ equity:
Common shares ($0.10 par value; authorized shares – 90,000,000; issued and outstanding shares – 27,238,976 shares at December 31, 2007 and 27,234,755 shares at December 31, 2006)	2,723,898	2,723,476
Additional paid-in capital	229,378,418	227,436,840
Accumulated other comprehensive income (loss)	10,887,826	(5,496,643)
Retained earnings	9,322,256	154,603,541

Total shareholders’ equity	252,312,398	379,267,214

Total liabilities and shareholders’ equity	$860,265,459	$711,903,302

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd. Statements of Operations

	Years Ended December 31,

	Consolidated 2007	Consolidated 2006	Combined 2005

Revenues:
Gross premiums written	$108,749,672	$77,631,605	$68,147,233
Ceded premiums	(751,528)	(2,145,659)	—

Net written premiums	107,998,144	75,485,946	68,147,233
Change in unearned premiums	(47,935,507)	(26,650,681)	(25,537,804)

Net premiums earned	$60,062,637	$48,835,265	$42,609,429

Net investment income	33,148,540	24,236,102	18,201,486
Net realized losses on investments	(3,604,220)	(1,002,055)	(1,583,540)
Net losses on credit derivatives	(177,777,141)	(14,426)	(2,525,810)
Net unrealized gain on other financial instruments	35,330,000	—	—

Total revenues	(52,840,184)	72,054,886	56,701,565

Expenses:
Losses and loss adjustment expenses	48,026,209	(2,781,236)	7,204,251
Acquisition expenses	21,504,966	17,654,466	15,627,570
Operating expenses	13,373,223	13,378,816	11,531,480
Interest expense	8,375,000	2,750,000	2,750,000

Total expenses	91,279,398	31,002,046	37,113,301

Net (loss) income	$(144,119,582)	$41,052,840	$19,588,264

Net (loss) income per common share:
Basic	$(5.29)	$1.53	$0.76
Diluted	(5.29)	1.53	0.75
Weighted-average number of common shares outstanding:
Basic	27,237,481	26,787,221	25,900,914
Diluted	27,237,481	26,843,583	25,983,170

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Statements of Comprehensive Income (Loss)

	Years Ended December 31,

	Consolidated 2007	Consolidated 2006	Combined 2005

Net (loss) income	$(144,119,582)	$41,052,840	$19,588,264
Other comprehensive income (loss)
Change in unrealized appreciation/(depreciation) of investments	12,780,249	(1,958,979)	(8,909,790)
Less: Reclassification adjustment for net realized losses on investments included in net (loss) income	3,604,220	1,002,055	1,583,540

Other comprehensive income (loss)	16,384,469	(956,924)	(7,326,250)

Comprehensive (loss) income for the year	(127,735,113)	40,095,916	12,262,014

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Statements of Shareholders’ Equity and Retained Earnings

	Share capital	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total

Balance, January 1, 2005	$2,591,726	$211,974,556	$2,786,531	$94,152,681	$311,505,494

Share redemption	(3,250)	(146,750)	—	(190,244)	(340,244)
Committed preferred share expenses	—	(638,204)	—	—	(638,204)
Non-cash compensation	—	(132,968)	—	—	(132,968)
Net income	—	—	—	19,588,264	19,588,264
Other comprehensive loss	—	—	(7,326,250)	—	(7,326,250)

Balance, December 31, 2005	2,588,476	211,056,634	(4,539,719)	113,550,701	322,656,092

Share issuance	135,000	16,456,872	—	—	16,591,872
Committed preferred share expenses	—	(523,499)	—	—	(523,499)
Non-cash compensation	—	446,833	—	—	446,833
Net income	—	—	—	41,052,840	41,052,840
Other comprehensive loss	—	—	(956,924)	—	(956,924)

Balance, December 31, 2006	2,723,476	227,436,840	(5,496,643)	154,603,541	379,267,214

Reclassification of committed preferred share expenses	—	1,161,703	—	(1,161,703)	—
Share issuance	422	(422)	—	—	—
Non-cash compensation	—	780,297	—	—	780,297
Net loss	—	—	—	(144,119,582)	(144,119,582)
Other comprehensive income	—	—	16,384,469	—	16,384,469

Balance, December 31, 2007	$2,723,898	$229,378,418	$10,887,826	$9,322,256	$252,312,398

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Statements of Cash Flows

	Years Ended December 31,

	Consolidated 2007	Consolidated 2006	Combined 2005

Cash flows from operating activities:
Net (loss) income for the year	$(144,119,582)	$41,052,840	$19,588,264
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized losses on investments	3,604,220	1,002,055	1,583,540
Net losses on credit derivatives and foreign exchange	177,777,141	14,426	2,525,810
Net unrealized gain on other financial instruments	(35,330,000)	—	—
Depreciation and amortization	210,534	141,443	172,195
Amortization of debt discount	6,280	6,280	6,271
Amortization of bond premium and discount	798,087	486,654	(218,127)
Non-cash compensation	780,297	446,833	203,900
Changes in assets and liabilities:
Accrued investment income	(1,238,319)	(534,583)	(689,160)
Premiums receivable	(180,465)	(1,476,118)	(73,049)
Recoverables on paid losses	(892,041)	363,603	(111,928)
Deferred policy acquisition costs	(13,466,738)	(7,617,283)	(7,567,728)
Prepaid reinsurance premiums	(571,319)	(2,091,354)	—
Prepaid expenses	(10,665)	(70,619)	44,884
Deferred expenses	476	(40,346)	—
Losses and loss adjustment expenses	49,291,966	(2,089,089)	1,102,141
Unearned premiums	48,506,826	28,742,035	25,537,804
Reinsurance balances payable	(671,289)	1,210,683	—
Accounts payable and accrued liabilities	5,178	350,214	112,005
Share based compensation liability	—	(2,801,535)	2,801,535
Accrued interest payable	1	(2)	1

Net cash provided by operating activities	84,500,588	57,096,137	45,018,358

Cash flows from investing activities:
Purchases of investments	(244,097,849)	(220,303,995)	(218,688,976)
Proceeds from sales of investments	18,228,122	111,000,298	129,661,043
Proceeds on maturities of investments	109,867,972	7,996,521	14,998,000
Net sales (purchases) of short term investments	10,040,385	(9,820,200)	—
Purchases of fixed assets	(24,334)	(19,864)	(26,331)

Net cash used in investing activities	(105,985,704)	(111,147,240)	(74,056,264)

Cash flows from financing activities:
Net issuance (redemption) of share capital	—	16,591,872	(340,244)
Net proceeds from issuance of preferred shares	—	73,901,496	—
Committed preferred securities expenses	—	(523,499)	(638,204)

Net cash (used in) provided by financing activities	—	89,969,869	(978,448)

Net (decrease) increase in cash and cash equivalents	(21,485,116)	35,918,766	(30,016,354)
Cash and cash equivalents – Beginning of year	41,989,186	6,070,420	36,086,774

Cash and cash equivalents – End of year	$20,504,070	$41,989,186	$6,070,420

Supplemental cash flow disclosure:
Interest paid on redeemable preferred shares	$5,625,000	$—	$—
Interest paid on long-term debt	$2,750,000	$2,750,000	$2,750,000

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Notes to Consolidated Financial Statements

1	BACKGROUND

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

On May 2, 2006, the Company completed an initial public offering (“IPO”). The Company’s common shares are traded on the NASDAQ Global Market under the symbol of “RAMR”.

RAM Re is a Bermuda-based company whose principal activity is the reinsurance of financial guarantees of public finance and structured finance debt obligations insured by monoline financial guaranty companies. RAM Re provides reinsurance through treaty and facultative agreements that it maintains with each of its customers. Financial guaranty reinsurance written by RAM Re generally provides for guarantees of scheduled principal and interest payments on an issuer’s obligation in accordance with the obligation’s original payment schedule and, in rare circumstances, such amounts are payable on an accelerated basis.

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

(b)	Basis of consolidation and/or combination

As discussed in Note 1, RAM Holdings Ltd and RAM Holdings II Ltd were amalgamated on May 1, 2006 and the December 31, 2007 and 2006 consolidated financial statements reflect the amalgamation. There was no effect to shareholders’ equity or results of operations on amalgamation. The consolidated accounts of Holdings include those of its subsidiary, RAM Re. All significant intercompany balances have been eliminated on consolidation. Comparative financial information for the year ended December 31, 2005 is presented on a combined basis as the amalgamation was not yet effective. Holdings and Holdings II had common shareholders and were under common management. Intercompany balances and transactions were eliminated on consolidation and/or combination. There are no significant differences between financial statements prepared on a combined basis and those prepared on a consolidated basis.

(c)	Cash and cash equivalents

The Company considers all highly liquid investments, including fixed-interest and money market fund deposits, with a maturity of 90 days or less when purchased as cash equivalents.

(d)	Investments

The Company has classified its fixed-maturity investments as available for sale as defined by Statement of Financial Accounting Standards No. 115 (“SFAS 115”). Available for sale investments are carried at fair value, with unrealized appreciation or depreciation reported as a separate component of accumulated other comprehensive income. All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of fixed maturity investments are determined on the basis of amortized cost. Gains and losses on sale of investments are included in investment income when realized. The cost of securities sold is determined using the specific identification method. Short-term investments are carried at amortized cost, which approximates fair value, and include all securities with maturities greater than 90 days but less than one year at time of purchase. All declines in fair value below cost that are considered other than temporary are recognized in income. Factors considered when assessing impairment include: (i) securities whose market values have declined by 20% or more below amortized cost for a continuous period of at least six months; (ii)

credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether the Company has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. The Company’s investment guidelines require the orderly sale of securities that do not meet investment guidelines due to a downgrade by rating agencies or other circumstances.

(e)	Premium revenue recognition

Installment premiums are recorded as written at each installment due date and are earned over the respective installment period, which equates to the period of risk. All other premiums written are recorded as written at the inception of the policy and are earned ratably over the period of risk. When insured issues are refunded or called, the remaining unearned premiums are earned at that time, since there is no longer risk to the Company. Premiums are recorded on a one month lag due to the timing of receipt of the information from the ceding companies. Premiums earned for 2007, 2006, and 2005, respectively, includes $5.7 million, $6.3 million, and $3.3 million related to refundings.

(f)	Deferred policy acquisition costs

Deferred policy acquisition costs comprise those expenses that vary with and are primarily related to the production of business, including ceding commissions paid on reinsurance assumed, a portion of salaries and related costs of underwriting personnel, rating agency fees, and certain other underwriting expenses. Policy acquisition costs are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs related to insured derivative transactions are expensed as incurred. When assessing the recoverability of deferred policy acquisition costs, the Company considers the future earnings of premiums paid upfront and the estimated present value of net installment premiums to be received by underwriting year and by risk type. The Company will recognize a premium deficiency if the sum of expected losses and loss adjustment expenses, maintenance costs and unamortized policy acquisition costs exceed the related unearned premiums, the anticipated present value of future premiums for installment contracts written, and anticipated investment income. If a premium deficiency were calculated that was greater than unamortized acquisition costs, the unamortized acquisition costs would be reduced by a charge to expense, and a liability would be established for any remaining deficiency. There have been no premium deficiencies recorded by the Company since its inception.

For policies retroceded, the Company receives ceding commissions to compensate for acquisition costs incurred. The Company nets ceding commissions received against deferred acquisition costs and earns these ceding commissions over the period in which the related premiums are earned.

(g)	Losses and loss adjustment expenses

The Company’s liability for losses and loss adjustment expenses consists of case basis reserves and an unallocated reserve.

Case basis reserves are established based on ceding company reports and internal review and evaluation of exposures related to guaranteed obligations that either have already defaulted or have a high and estimable probability of default. Management’s review and analysis of case basis reserves includes an analysis of the present value of the expected ultimate losses and loss adjustment expense that the Company expects to pay less estimated recoveries. The amount of the expected loss, net of expected recoveries, is discounted based on a discount rate of approximately 5% for all periods presented. Changes to the ceding company’s reserves are reported at regular intervals and are reviewed for reasonableness by the Chief Risk Manager and the Company’s Management Committee.

Case basis reserves for policies with installment premiums, are established net of expected future installments premiums, as such premiums are considered a form of recovery when installment premiums are considered collectible. Case basis reserves established for policies with upfront premiums do not reflect the benefit of deferred premium revenue, which the Company continues to earn over the remaining life of the policy.

The Company maintains an unallocated reserve as established by the Management Committee and estimated based on the composition of our outstanding par exposure and reserve factors applied to this exposure so that, all else being equal, increases in outstanding par will result in increases in unallocated reserves. Our reserve factors are the product of i) the ratios of the unallocated reserves of our ceding companies relative to their outstanding exposures and ii) the credit risk of our outstanding exposure relative to the credit risk of the portfolios of our ceding companies, where credit risk is assessed by weighted average capital charges (a commonly recognized measure of credit risk promulgated by Standard & Poor’s). RAM Re’s insured portfolio is segregated by primary insurer, and the above ratios are calculated individually by primary insurer. Therefore, changes in the following factors would result in changes in our unallocated reserves under our current practices:

	1.	The reserving practices of the primaries (such as could occur if estimates of default frequency or severities of loss given default were to change);

2.

Developments that could result in a change in the relativities between the weighted average capital charge for our portfolio exposures versus those of the primary insurers (such as could occur if modifications of capital charges by Standard & Poor’s were to differentially impact RAM Re and the primaries); or

	3.	Developments in the credit quality of our portfolio relative to our primaries.

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

The Company reviews the portfolio on a continuous basis to identify problem credits. Quarterly, the Management Committee formally reviews case and the unallocated reserves. Management establishes reserves that it believes are adequate to cover the present value of the ultimate liability for claims. The reserves are based on estimates and are substantially dependent on the surveillance activities and reserving policies of our ceding companies and may vary materially from actual results. Adjustments based on actual loss experience will be recorded in the periods in which they become known.

The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies for unallocated loss reserves. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (FAS 60) and FASB Statement of Financial Accounting Standards No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), do not specifically address the unique characteristics of financial guarantee insurance contracts. Consequently, the accounting principles applied by the industry, as well as the Company, have evolved over time and incorporate the concepts of both short-duration contracts, accounted for under the provisions of FAS 60 and long duration accounting under FAS 97, as well as other accounting literature, such as FASB No. 5 “Accounting for Contingencies” and Emerging Issues Task Force (“EITF”) Issue No. 85-20 “Recognition of Fees for Guaranteeing a Loan”. The Company will continue its loss reserving methodology as noted above until further guidance is provided by the FASB. See recent accounting pronouncements (part 2(k) of this note) for further discussion of this issue.

(h)	Reinsurance

In the ordinary course of business, the Company cedes business to other insurance and reinsurance companies. These agreements enable the Company to manage its risk concentration limits thereby providing greater risk diversification and may minimize the net potential loss from large risks. Retrocessional contracts do not relieve the Company of its obligation to the reinsured. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers relating to the unexpired terms of the reinsurance contracts in force. The Company currently has one retrocessional agreement in place which required a minimum cession that was complied with at December 31, 2007 and 2006.

(i)	Derivative instruments

The Company has entered into agreements to reinsure derivative instruments, consisting of credit default swaps that it intends to reinsure for the full term of the contract. While management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, under FASB Statement of Financial Accounting Standards No. 149 (“FAS 149”), the reinsurance the Company provides does not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FASB Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The credit default swap risks that the Company assume from ceding companies do not meet the scope exception provided under FAS 149 because (a) the guaranteed party (i.e., the underlying insured) is entitled to recover amounts on occurrence of events other than failure to pay principal and interest when due; and (b) the guaranteed party is not exposed to the risk of non-payment at the inception of the contract and throughout the contract term as the guaranteed party does not have legal ownership of the guaranteed obligation. As the assumed policies do not qualify for the scope exception under FAS 149, the Company must account for these assumed credit default swaps under the provisions of FAS 133, and not as reinsurance under FASB Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance under Short-Duration and Long-Duration Contracts.” FAS 133 establishes accounting and reporting standards for derivative instruments, and requires the Company to recognize the derivative instruments on the balance sheet at their fair value, with changes in fair value recognized in earnings. Because management considers the Company’s reinsurance of credit default swaps to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, management believes the most meaningful presentation of these derivatives is to reflect in the Statements of Operations (i) premiums that the Company receives from the reinsurance of such contracts in the line items entitled (i) gross written premium, ceded premium and change in unearned premiums, (ii) loss payments to the reinsured in “loss and loss adjustment expenses, and (iii) change in fair value, including credit impairments, in the caption “net unrealized losses on credit derivatives”.

Through June 30, 2007, RAM had valued its credit default swap portfolio using an internally developed model. While the model estimated an appropriate fair value during normal market conditions, the internal model output would not fully reflect the effect of the present market conditions and the large changes in credit spreads currently being experienced. Management therefore determined that a more appropriate basis for our estimate of fair value was to use, from September 30, 2007 onward, the valuation information provided to us by our ceding companies as they have access to each underlying risk and their internal models are able to reflect more detailed market data for each of those underlying risks. The ceding companies use their own internal valuation models where market prices are not available. Due to the limited availability of quoted market prices for these derivative contracts and the inherent uncertainties in the assumptions used in models, different valuation models may produce materially different results and be materially different from actual experience. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps insured by ceding companies and reinsured by us. In addition, due to the complexity of fair value accounting and the application of FAS 133, future amendments or interpretations of FAS 133 may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results. Management assess the reasonableness of the ceding companies’ valuations by i) discussions with primary insurers on their mark-to-market valuation methodology including the nature of changes in key assumptions, ii) reviewing the primaries’ publicly available information regarding their mark-to-market process, including methodology and key assumptions, and iii) assessing the reasonableness of the valuations, including changes in the reported valuations against current observable market data including credit spread movements and collateral delinquency information. Upon occurrence of specific credit events such as a default, an appropriate reserve is established in the derivative liability line item on the balance sheet to reflect the market value. See further information on derivative instruments in Note 4 to these consolidated financial statements

(j)	Fair Value of Financial Instruments

The put option relating to the Company’s preferred share soft capital facility, is fair valued with the fair value measurement representing the value to the Company in the current market environment. The gain or loss on the put option is recorded on the consolidated balance sheet and changes in fair value are reported through the statement of operations in “Unrealized Gain/(Loss) on Other Financial Instruments”. Valuations are obtained from banks that value the put option using assumptions over the Company and the facility as well as other similar instruments in the market. While the gain reported is a measurement against similar instruments in the market, the Company would most likely not have the ability to realize the gain as it would be subject to negotiation.

(k)	Recent accounting pronouncements

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the contractual premium due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of contractual premiums due under such contracts, currently or in the future, be recorded on the Company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007. A FASB Round Table discussion was held in early September 2007 with another FASB meeting held in January 2008. The FASB has indicated that the final FASB Statement is expected to be issued in the first or second quarter of 2008. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the proposed interpretation. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

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

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), Fair Value Measurement. This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted FAS 157 effective January 1, 2008. FAS 157 is not expected to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued FAS No. 159 (“FAS 159”), Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The statement requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. The standard also requires companies to provide additional information to enable users of the financial statements to understand the company’s reasons for electing the fair value option and how changes in the fair values affect earnings for the period. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning on or after November 15, 2007. We adopted FAS 159 effective January 1, 2008. We did not apply the fair value options to any eligible items on our adoption date.

(l)	Reclassifications

Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation. In the current year we have reclassified committed preferred expenses amounting to $1.2 million to retained earnings, as this presentation reflects a more appropriate recording of these costs.

(m)	Segment Information

The Company has one reportable segment, financial guaranty reinsurance, which provides financial guaranty reinsurance for public finance, structured finance and other obligations.

3	PLEDGED ASSETS

As of December 31, 2007 and 2006, the Company had cash and cash equivalents of $8.2 million and $6.3 million, respectively, and investments at fair value of $406.7 million and $323.6 million, respectively, invested in trust accounts for the benefit of ceding companies. Pursuant to the terms of the reinsurance agreements with ceding companies, the Company is required to secure its obligations with ceding companies and may not withdraw funds from these trust accounts without their express permission.

4	DERIVATIVE INSTRUMENTS

Certain transactions reinsured by the Company have been deemed to meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and FAS No. 149,”Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”), and require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The gain or loss on credit derivatives will change at each measurement date based on the underlying assumptions and information used in the estimate of fair value. Such fair value changes may not be indicative of ultimate claims. Fair value is defined as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. The credit derivative contracts the Company reinsure require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation. Credit derivative exposures are substantially similar to financial guaranty insurance contracts and provide for credit protection against payment default, are generally held to maturity, and the unrealized gains and losses on derivative financial instruments will amortize to zero as the exposure approaches its maturity date, unless there is a credit impairment.

As of December 31, 2007, 2006, and 2005, included in the Company’s outstanding par exposure were $11.9 billion, $5.5 billion, and $3.3 billion, respectively, credit default swaps that have been fair valued under Statement of Financial Accounting Standards No. 133. These derivative instruments had an average legal term to maturity of 25.2 years, 12.5 years, and 11.8 years as of December 31, 2007, 2006, and 2005, respectively, although actual maturity of credit default swaps is generally expected to be less than the legal term. In accordance with predominant industry practice, the Company believes that the most meaningful presentation of the financial statement impact of these derivative instruments is to record premiums as installments are received and changes in fair value as incurred. Changes in fair value are recorded in net losses on credit derivatives and in derivative assets/liabilities. The estimated income statement impact of derivative activity, by category, is as follows:

	2007	2006	2005

Gross premiums written	$10,553,785	$4,413,266	$4,983,662
Change in unearned premiums	(1,437,570)	129,757	(1,410,902)

Premiums earned	9,116,215	4,543,023	3,572,760
Acquisition expenses	(3,175,469)	(1,339,113)	(1,203,670)
Net losses on credit derivatives	(177,777,141)	(14,426)	(2,525,810)

Net (loss)/income from derivative instruments	$(171,836,395)	$3,189,484	$(156,720)

In determining the fair value of derivative instruments, management relies on an evaluation of ceding company reports of credit derivative contract valuations. The ceding companies use their own internal valuation models where market prices are not available. The models used to fair value these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. Some of the primaries use market prices when available to determine the fair value of credit derivatives. If the market prices are not available, the fair value is estimated using a combination of observable market data and valuation models incorporating the above factors. Fair values from the primaries’ models may differ from values calculated by companies outside of the financial guaranty industry because terms of the credit default swap contracts insured generally differ from other non insured CDS contracts. Financial guaranty credit derivative terms generally include the absence of collateral support agreements or immediate settlement provisions, and are generally structured as “pay as you go” obligations requiring payment only as losses come due. Most importantly the primaries have the intent and the ability to hold the contracts to maturity. Because of these terms and conditions, the fair value of the primaries’ credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously revaluated by the primaries and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

Valuation models include the use of estimates and current market information, including assumptions on how the fair value of derivative instruments is affected by current market conditions. The primaries consider factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions used to determine fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates and the differences may be material.

The fair value loss recognized in our statement of operations for the year ended December 31, 2007, was $177.8 million, compared with an immaterial loss for the year ended December 31, 2006, and a $2.5 million loss for the year ended December 31, 2005. The 2007 loss of $177.8 million primarily related to spreads widening and underlying collateral deterioration and included $44.4 million of credit impairments, compared to no credit impairments in prior years. It is expected that with the continued widening of credit spreads, the fair value amount will fluctuate significantly in future periods.

5	MAJOR CUSTOMERS AND COMPETITORS

The Company derives the majority of its business from four United States based primary financial guaranty insurance companies namely Ambac Assurance Corp., Financial Guaranty Insurance Co. (“FGIC”), Financial Security Assurance Inc., and MBIA Insurance Corp. The four primary insurers accounted for 20%, 26%, 22%, and 17% in 2007, for 25%, 12%, 30%, and 22% in 2006, and for 27%, 7%, 31%, and 31% in 2005 of gross premiums written. This customer concentration results from the small number of primary insurance companies that are licensed to write financial guaranty insurance. The majority of the Company’s gross premiums written are derived from treaty agreements that are renewed on an annual basis. One of the four United States based primary financial guaranty insurance companies identified above is also a related party. Description of the relationship is discussed in Note 19 “Related party transactions”.

Our major competitors include Assured Guaranty Re, XL Financial Assurance Ltd., Channel Reinsurance Ltd., BluePoint Re Limited, and Radian Asset Assurance Inc., while several multiline insurance companies continue to offer financial guaranty reinsurance capacity as well. The capital adequacy of the financial guaranty reinsurers that we compete with has been reviewed by or is under review by the applicable rating agencies, and our competitive position will be determined in part by the ultimate outcome of the rating agencies’ reviews of RAM Re and its competitors. At least one new Bermuda-based financial guaranty reinsurance company has been formed recently, and it is possible that more will be formed in the near term, although we believe the barriers to entry, particularly rating agency requirements, remain significant. It is also possible that one or more of the primaries that has been downgraded will choose to become a reinsurer on a temporary or permanent basis. In this changing environment, it is not possible to predict with accuracy our competitors or competitive position in 2008. We also compete directly and indirectly with certain credit derivative transactions and other alternative transaction structures that may be a more attractive alternative to traditional financial guaranty reinsurance. In addition, issuers may choose to divide large transactions among several primary insurers reducing or eliminating the need for reinsurance. Primary insurers may also choose to reinsure transactions with other primary insurers directly also reducing or eliminating the need for reinsurance.

6	EARNINGS/(LOSS) PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and restricted stock units outstanding during the period that could potentially result in the issuance of common stock. The calculation of diluted loss per share excludes the dilutive effect of stock options and restricted stock awards outstanding because it would otherwise have an antidilutive effect on net loss per share. As of December 31, 2007, there were 1,302,612 stock options and restricted stock units excluded from the diluted earnings per share calculation because they were antidilutive. As of December 31, 2006 and 2005, there were no stock options that were not included in the diluted earnings per share calculation because they were antidilutive.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Net (loss) income	$(144,119,582)	$41,052,840	$19,588,264

Basic weighted-average shares	27,237,481	26,787,221	25,900,914
Effect of stock options	—	56,362	82,256

Diluted weighted-average shares	27,237,481	26,843,583	25,983,170

Basic earnings/(loss) per share	$(5.29)	$1.53	$0.76
Diluted earnings/(loss) per share	$(5.29)	$1.53	$0.75

7	INVESTMENTS

The amortized cost and estimated fair value of investments at December 31, 2007 and 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2007:
Fixed interest securities:
Agencies	$169,873,681	$5,821,768	$70,773	$175,624,676
U.S. government obligations	70,392,594	2,877,822	—	73,270,416
Corporate debt securities	123,559,444	2,616,974	2,184,508	123,991,910
Municipal securities	16,703,634	1,034,683	11,284	17,727,033
Mortgage and asset-backed securities	305,115,601	2,605,015	1,801,871	305,918,745

Total	$685,644,954	$14,956,262	$4,068,436	$696,532,780

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2006:
Fixed interest securities:
Agencies	$86,144,714	$252,451	842,064	$85,555,101
U.S. government obligations	70,410,817	243,127	1,347,841	69,306,103
Corporate debt securities	136,043,292	1,679,925	3,281,109	134,442,109
Municipal securities	11,719,818	750,275	93,955	12,376,137
Mortgage and asset-backed securities	279,767,252	1,009,358	3,866,811	276,909,799

Total	$584,085,893	$3,935,136	$9,431,780	$578,589,249

The Company did not have an aggregate investment in a single entity, other than the U.S. Treasury securities, in excess of 10% of total investments at December 31, 2007 and 2006.

The investments that have unrealized loss positions as of December 31, 2007 and 2006, aggregated by investment category and the length of time they have been in a continued unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2007:
Fixed income securities
Agencies	$—	$—	$12,818,236	$70,773	$12,818,236	$70,773
U.S. government obligations	—	—	—	—	—	—
Corporate debt securities	11,098,200	96,030	74,991,556	2,088,477	86,089,756	2,184,507
Municipal securities	1,388,716	11,284	—	—	1,388,716	11,284
Mortgage and asset-backed securities	8,135,608	28,230	117,044,250	1,773,642	125,179,858	1,801,872

Total temporarily impaired securities	$20,622,524	$135,544	$204,854,042	$3,932,892	$225,476,566	$4,068,436

2006:
Fixed income securities
Agencies	$27,477,100	$200,646	$42,290,127	$641,418	$69,767,227	$842,064
U.S. government obligations	31,330,635	487,786	25,512,668	860,054	56,843,303	1,347,840
Corporate debt securities	23,699,150	255,552	82,133,028	3,025,557	105,832,178	3,281,109
Municipal securities	—	—	2,911,045	93,955	2,911,045	93,955
Mortgage and asset-backed securities	60,593,675	288,688	136,658,795	3,578,123	197,252,470	3,866,811

Total temporarily impaired securities	$143,100,560	$1,232,672	$289,505,663	$8,199,107	$432,606,223	$9,431,779

As of December 31, 2007, 71 out of 168 securities were in unrealized loss positions. As of December 31, 2007, 6 securities with total unrealized losses of $113,724 had continued losses for 6 months or less, 2 securities with total unrealized losses of $21,820 had continued losses for 7 months to 12 months and 63 securities with an unrealized loss of $3,932,892 had a continued loss for more than 12 months. The unrealized losses as of December 31, 2007 are attributed to the current interest rate environment and the Company believes the impairments to be temporary. The Company has the ability and intends to hold these investments until recovery.

The amortized cost and estimated fair value of fixed interest securities classified as available for sale as of December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

2007
Less than one year	$18,031,027	$18,034,673
Due after one year through five years	143,996,575	145,200,795
Due after five years through ten years	137,654,013	142,539,820
Due after ten years	80,847,738	84,838,747
Mortgage and asset-backed securities	305,115,601	305,918,745

Total	$685,644,954	$696,532,780

Proceeds from maturities and sales of investments in fixed interest securities available for sale during 2007, 2006, and 2005 were $128,096,094, $118,996,819, and $144,659,043 respectively. Gross gains of $6,007, $nil and $144,908 in 2007, 2006, and 2005, respectively, and gross losses of $10,227, $1,002,055, and $1,728,448 in 2007, 2006, and 2005, respectively, were realized on those sales. As at December 31, 2007, the Company has recognized an other than temporary impairment of $3.6 million relating to an investment with subprime exposure, the fair value of this investment is $2.4 million. The Company had two other investments with subprime exposure with a fair value of $2.3, million, and unrealized losses were immaterial. The Company does not believe these two subprime investments to be impaired. No impairments were recognized as at December 31, 2006.

Major categories of net investment income are summarized as follows:

	2007	2006	2005

Interest from debt securities and cash equivalents	$33,684,707	$24,530,389	$19,876,055
Net foreign exchange gains/(losses)	37,928	59,951	(931,514)
Interest income – shareholder loan	—	—	7,212
Pension fair value increase	317,205	412,220	94,895
Investment expense	(891,300)	(766,458)	(845,162)

Net investment income	$33,148,540	$24,236,102	$18,201,486

8	REINSURANCE

On July 1, 2005, RAM Re entered into a retrocession agreement with a “AA” rated financial guaranty company to retrocede business that exceeds its single risk limits on a facultative basis, thereby limiting its exposure to loss from large individual risks. This retrocessional agreement does not relieve RAM Re from its obligation to the reinsured. As at December 31, 2007 and 2006, premiums of $0.8 million and $2.1 million respectively, had been retroceded as part of the treaty. There are currently no loss recoveries recorded under this agreement.

9	CONTINGENT CAPITAL AND CREDIT FACILITIES

RAM Re has contingent capital and credit facilities totaling $180 million, the details of which are discussed in the following:

As of December 31, 2007 and 2006, the Company maintained a $90.0 million credit facility with major commercial banks. The facility may be drawn upon by the Company if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by the Company. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual renewal provision subject to approval by the banks, has a nine-year term ending on May 11, 2015. As of December 31, 2007 and 2006, no amounts were outstanding nor have there been any borrowings under this facility.

On February 3, 2006, RAM Re closed a $40.0 million contingent capital facility with two highly rated commercial banks. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover catastrophic losses, exceeding the minimum threshold, from municipal obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The $40.0 million facility has a seven-year term ending on February 3, 2014, and had an annual extension feature, subject to approval of the lenders. This facility was not extended for an additional year on February 3, 2008. As of December 31, 2007 and 2006, no amounts were outstanding nor have there been any borrowings under this facility.

On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50.0 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” and on CreditWatch for a downgrade by Standard & Poor’s and “A2” on negative outlook by Moody’s. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of December 31, 2007, the perpetual put options have not been exercised. During the years ended December 31, 2007, 2006 and 2005, expenses of $0.8 million, $0.5 million and $0.6 million, respectively, were paid, relating to the operation of the facility.

10	FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has estimated the fair value of certain financial instruments based upon market information using appropriate valuation methodologies.

The fair values of investments are based on quoted market prices from nationally recognized pricing services, dealer quotes, or matrix pricing all of which are based on observable market inputs where available. The carrying amounts of cash and cash equivalents, interest and premiums receivable, other assets, accounts payable and accrued liabilities and other liabilities are considered reasonable estimates of their fair values.

As of December 31, 2007 the fair value of the Company’s $75.0 million redeemable preferred shares was $22.0 million. The fair values of the Company’s long term debt and accrued interest payable are assumed to approximate carrying value. The put option on the Company’s contingent capital facility is a financial instrument and is required to be fair valued. As at December 31, 2007, the unrealized gain on this financial instrument was $35.3 million and is included in other financial instruments on the consolidated balance sheet and as an unrealized gain on other financial instruments in the statement of operations, the unrealized gain at December 31, 2006 and 2005 was $Nil.

The carrying amount of unearned premiums represents the Company’s future earned premium revenue on policies where the premium was received at the inception of the policy and the risk is not yet expired. The fair value of the unearned premiums is the value the Company would receive as the Company’s market would be the ceding company from which we originally assumed the business; we perceive the market value to approximate the carrying value. For installment premiums, consistent with industry practice, there is no carrying amount since the Company will receive premiums on an installment basis over the term of the reinsurance contract. Similar to the treatment of unearned premiums, the fair value of installment premiums is estimated as the present value of the future contractual premiums that are expected to be received under a reinsurance agreement. The present value of future installment premiums, discounted at a rate of 4.26% and 4.56%, was $234.2 million and $161.4 million at December 31, 2007 and 2006, respectively.

11	LOSSES AND LOSS EXPENSE RESERVE

The Company’s liability for losses and loss adjustment expenses consists of case basis loss reserves and an unallocated reserve. Movement in the provision for losses and loss adjustment expenses is summarized as follows:

	2007	2006	2005

Case basis loss reserves:
Balance – Beginning of year	$3,009,524	$6,257,286	$5,149,198
Less: Recoverables on paid losses	(915,900)	(1,279,503)	(1,167,575)

Net balance – Beginning of year	2,093,624	4,977,783	3,981,623

Additions to case reserves related to:
Current year	8,036,791	—	—
Prior years	18,134,969	(3,939,903)	7,533,852

Total additions to case reserves	26,171,760	(3,939,903)	7,533,852

Net losses paid related to:
Current year	—	—	—
Prior years	(373,707)	(1,055,744)	6,537,692

Total paid	(373,707)	(1,055,744)	6,537,692

Net balance – End of year	28,639,095	2,093,624	4,977,783
Add: Recoverables on paid losses	1,807,941	915,900	1,279,503

Balance – End of year	30,447,036	3,009,524	6,257,286

Unallocated loss reserve:
Balance – Beginning of year	11,496,254	10,337,582	10,343,528
Net provision/(release) for unallocated reserves established	21,854,454	1,158,672	(5,947)
Transfers to case reserves	—	—	—

Balance – End of year	33,350,708	11,496,254	10,337,581

Total losses and loss expense reserve	$63,797,744	$14,505,778	$16,594,867

The effect of the credit and mortgage markets, as a consequence of the subprime crisis, has resulted in the establishment of a significant amount of case basis loss reserves being recorded on the policies that have defaulted or have a high probability of defaulting. Additions to case basis reserves of $26.2 million in 2007, ($3.9 million) in 2006, and $7.5 million in 2005 represent the Company’s proportionate share of loss reserves established by ceding companies and are based on notification by ceding companies and the judgment of management. The net unallocated reserve increase of $21.9 in 2007 is partially due to the increase in exposure reinsured by the Company as well as an additional calculated amount of $15.6 million relating to residential mortgage-backed securities (“RMBS”) exposure where the development of a default is probable but the actual loss has not been specifically identified. The company insures par relating to RMBS exposure of $2.5 billion, of which $352.6 million has case reserves amounting to $27.5 million at December 31, 2007. RMBS exposure includes obligations backed by subprime, closed-end second mortgage loans and home equity lines of credit. The Company’s estimate of loss reserves related to RMBS exposure represent management’s best estimate of total losses for these exposures but actual losses may differ materially from these estimates. The Company continues to monitor the performance of these exposures and will update estimates of loss as new information reflecting future performance is available. The increase of the unallocated reserve of $1.2 million in 2006, and the immaterial decrease in 2005 are due primarily to the combination of increased exposures reinsured by the Company in the ordinary course of business and changes in unallocated reserve factors applied in estimating the unallocated loss reserve.

As of December 31, 2007, 2006, and 2005, recoverables on paid losses included $0.5 million, $0.9 million, and $0.7 million, respectively, in collateral certificates purchased by one of our ceding companies, MBIA (see Note 19 “Related party transactions”) in a foreclosure on assets underlying certain insured equipment trust lease obligations reinsured by the Company. The recoverable is recorded at its estimated fair value based on the estimated present value of lease payments over an average of 92 months, 92 months, and 15 months as of December 31, 2007,

2006, and 2005, respectively, and the estimated present value of the recovery value of the underlying assets. There are no assurances that the ultimate value received or recovered will not be materially different than the estimated fair value. As of December 31, 2007, the difference between the paid loss less lease payments received to date of $0.6 million and the estimated fair value of $0.5 million was $0.1 million. As of December 31, 2006, the difference between the paid loss less lease payments received to date of $1.0 million and the estimated fair value of $0.9 million was $0.1 million. As of December 31, 2005, the difference between the paid loss of $1.2 million and the estimated fair value of $0.7 million was $0.5 million. This change in fair value for the year ended December 31, 2007, 2006, and 2005, respectively, has been recorded as part of losses and loss adjustment expenses on the income statement. Subsequent to year end, the Company has received additional reimbursements totaling $0.1 million.

As of December 31, 2007 and included within net losses on credit derivatives was $44.4 million related to credit impairments which are expected to be paid out over the term of the contracts, see Note 4 Derivative instruments.

12	OUTSTANDING EXPOSURE

Financial guarantees are unconditional commitments that guaranty the performance of obligations under a debt service schedule. The Company’s potential liability in the event of non-performance by the issuer of the reinsured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable on such insured obligations. As of December 31, 2007 and 2006, the Company’s outstanding principal reinsured was $45.4 billion and $31.1 billion, respectively. If a primary financial guaranty insurance company pays a claim and has recourse through subrogation rights, the Company would benefit based on its proportionate share of risk.

Outstanding principal reinsured as of December 31, 2007 and 2006 by credit sector was (in millions) (1):

	2007		2006

US Public Finance	OS Par	%	OS Par	%
General Obligation and Lease	$7,964	17.5%	$5,692	18.3%
Tax backed	2,571	5.7%	2,318	7.4%
Transportation	3,078	6.8%	2,478	8.0%
Healthcare	2,570	5.7%	2,203	7.1%
Utility	3,723	8.2%	2,888	9.3%
Investor Owned Utilities	769	1.7%	570	1.8%
Other	1,545	3.4%	888	2.9%

Total US Public Finance	$22,219	48.9%	$17,037	54.7%

	2007		2006

US Structured Finance	OS Par	%	OS Par	%
Commercial ABS and CDOs	$9,221	20.3%	$4,700	15.1%
RMBS	2,488	5.5%	1,373	4.4%
Other Structured Finance & Corporate	1,422	3.1%	1,347	4.3%

Total US Structured Finance	$13,131	28.9%	$7,420	23.8%

	2007		2006

International	OS Par	%	OS Par	%
Asset Backed	$5,052	11.1%	$3,438	11.0%
Public Finance	3,119	6.9%	2,226	7.2%
Investor Owned Utilities and Other	1,873	4.1%	998	3.2%

Total International	$10,044	22.1%	$6,662	21.4%

Total	$45,394	100.0%	$31,119	100.0%

Outstanding principal reinsured at December 31, 2007 and 2006 by geographic location was (in millions) (1):

	2007		2006

	OS Par	%	OS Par	%
Multi-state	$12,859	28.3%	$7,434	23.9%
International	10,044	22.1%	6,662	21.4%
California	3,618	8.0%	2,300	7.4%
New York	2,652	5.8%	1,841	5.9%
Florida	1,559	3.4%	1,345	4.3%
Illinios	1,358	3.0%	1,040	3.3%
Other U.S. States	13,304	29.3%	10,496	33.7%

	$45,394	100.0%	$31,119	100.0%

The Company attempts to limit its exposure to credit risk through risk management guidelines, the objectives of which are to ensure that the Company maintains a reinsured portfolio that is of high quality and is sufficiently diversified to protect the Company from unexpected severe deterioration in any particular credit sector or geographic location.

(1) As a reinsurer, all exposure information is reported on a one quarter lag, which is consistent with the reinsurance industry practice.

13	PENSION AND PROFIT PARTICIPATION PLANS

The Company maintains qualified and non-qualified, non-contributory, defined contribution pension plans for the benefit of eligible employees. These plans are administered by a third party. The Company’s contributions are based upon a fixed percentage of employee compensation. Pension expense, which is funded as accrued, for the years ended December 31, 2007, 2006, and 2005 was $0.4 million, $0.5 million, and $0.4 million, respectively.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123R”), utilizing the prospective transition method. Under the prospective transition method, compensation costs recognized relate to the estimated fair value at the grant date of stock options granted subsequent to January 1, 2006 in accordance with FAS 123R. The Company continues to account for stock options issued under APB 25, where no compensation expense is recognized in net income for stock options granted under the plan as the exercise price is equal to the fair value of the underlying common stock at the date of grant. In accordance with the provisions of FAS 123R, options granted prior to January 1, 2006 using APB 25, have not been restated to reflect the adoption of FAS 123R. For the periods ended December 31, 2007, 2006, and 2005, the Company recognized $0.1 million, $0.1 million and $0.2 million, respectively, of compensation expense in the period for stock options with an exercise price less than the market value of the underlying common stock on the date of the grant.

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

As at December 31, 2007, outstanding awards of 1,252,197 share options and 50,415 restricted share units had been granted to the Company’s officers and employees. Each of the options will vest in equal annual installments over a four-year period and will expire on the seventh anniversary of the date of grant. The grant price is the average of the highest and lowest quoted selling price on the grant date. The exercise price of the options at December 31, 2007 ranges from $5.46 to $16.20. Restricted share units will vest in equal annual installments over a four-year period.

Stock Options

The Company has used the Black-Scholes option pricing model to estimate the fair value of stock options using the following weighted average assumptions as at December 31, 2007:

	Twelve Months Ended December 31,

	2007	2006

Dividend yield	0%	0%
Expected volatility	23.05%	25.7%
Risk-free interest rate	4.6%	4.9%
Forfeiture rate	10.0%	—
Expected life of options (in years)	5.2	5.42
Weighted-average grant-date fair value	$4.04	$3.90

These assumptions are based on a number of factors as follows: (i) dividend yield was determined based on the Company’s historical dividend payments which have been nil and expected dividend payments in the future which are also expected to be nil, (ii) expected volatility was determined using the historical volatility of the stock price, of the Company and similar companies within the financial guaranty industry, (iii) the expected term of the options is based on the period of time that the options granted are expected to be outstanding, (iv) the risk free rate is the U.S. Treasury rate effective at the time of grant for the duration of the options granted, and (v) the forfeiture rate is based on actual forfeitures adjusted for future forfeiture expectations due to limited historical forfeiture data. Compensation cost is recognized on a straight-line basis over the vesting period and is net of estimated forfeitures. At December 31, 2007, the weighted average grant date fair value, using FAS 123 for disclosure purposes, was $3.95.

As at December 31, 2007, there was $0.1 million of unrecognized compensation expense related to the stock options granted under FAS 123R which is expected to be recognized over the remaining service period of 2.72 years.

The following tables summarizes the stock option activity for the years ended December 31, 2007, 2006 and 2005:

12 Months Ended December 31, 2007	Number of shares	Weighted average exercise price per share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Options
Outstanding – Beginning of year	1,141,504	$12.10
Purchased from employee	—
Forfeited	(201,864)	13.70
Granted during the period	312,557	15.39

Outstanding – End of period	1,252,197	12.66	5.56 years	$—

Exercisable – End of period	607,989	11.50	—	$—

Weighted average fair value per share of options granted during the period		$4.04

(1) The aggregate intrinsic value was calculated based on the market value of $4.94 as at December 31, 2007, and is calculated as the difference between the market value and the exercise price of the underlying options.

12 Months Ended December 31, 2006	Number of shares	Weighted average exercise price per share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Options
Outstanding – Beginning of year	752,700	$11.18
Purchased from employee	(31,200)	11.12
Forfeited	(46,800)	11.12
Granted during the period	466,804	13.42

Outstanding – End of period	1,141,504	12.10	6.59 years	$2,499,857

Exercisable – End of period	389,241	11.15	7.32 years	$1,216,491

Weighted average exercise price per share of options granted during the period (2)		$3.90

(1) The aggregate intrinsic value was calculated based on the market value of $14.29 as at December 31, 2006, and is calculated as the difference between the market value and the exercise price of the underlying options.

During the year ended December 31, 2006, the Company purchased from employees 31,200 options that were fully vested at an expense of $0.1 million.

12 Months Ended December 31, 2005	Number of shares	Weighted average exercise price per share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Options
Outstanding – Beginning of year	1,408,420	$10.69
Purchased from employee	(478,920)	10.23
Forfeited	(344,500)	10.94
Granted during the period	167,700	12.06

Outstanding – End of period	752,700	11.18	8.37 years	964,458

Exercisable – End of period	263,172	11.00	8.13 years	386,153

Weighted average exercise price per share of options granted during the period (2)		$12.06

(2) FAS 123R was adopted on January 1, 2006, prior to that stock options were accounted for under APB 25.

Restricted Share Units

The Company has granted restricted share units to employees of the Company. Restricted shares vest annually over a four year period.

The following table summarizes the restricted share unit activity for the years ended December 31, 2007 and 2006:

12 Months Ended December 31, 2007	Number of share units	Weighted average grant date fair value per share
Restricted Share Units
Nonvested – Beginning of year	19,044	13.39
Granted	48,079	16.19
Vested	(4,221)	13.38
Forfeited	(12,487)	15.42

Nonvested – End of period	50,415	$15.56

12 Months Ended December 31, 2006	Number of share units	Weighted average grant date fair value per share
Restricted Share Units
Nonvested – Beginning of year	—	—
Granted	20,032	13.39
Vested	—	—
Forfeited	(988)	13.45

Nonvested – End of period	19,044	$13.39

The Company expensed $0.2 million in compensation expense related to the restricted share units for 2007 (2006 - immaterial). The compensation expense for restricted share units is expensed on a prorated basis over the vesting period. At December 31, 2007, there is unrecognized compensation expense related to the nonvested restricted share units of $0.6 million, which will be recognized over the weighted average remaining service period of 2.96 years.

Other

As of June 30, 2005, the Company entered into Payment Agreements that terminated both the Contingent Share Agreements and 472,420 vested Stock Options of three management employees. On June 30, 2006 the Company paid $1.6 million to the employees and subsequently paid an additional $0.7 million in the third quarter of 2006 which represented the remaining value of the ultimate liability.

15	COMMITMENTS AND CONTINGENCIES

On July 1, 2005, the Company entered into a retrocession agreement with a “AA” rated financial guaranty company to retrocede business that exceeds its single risk limits on a facultative basis. As at December 31, 2007, the Company had met the requirements under the agreement.

During 2007, the Company renewed its agreement to lease office space for the two years ending December 31, 2009. As of December 31, 2007, the future minimum commitment under the lease, for the years remaining, is $0.7 million. Rental expense for the aforementioned lease amounted to $0.3 million in all years presented.

16	RISKS AND UNCERTAINTIES

A downgrade of RAM Re’s ratings could have a material adverse affect on RAM Re’s ability to compete in the financial guaranty reinsurance industry and significantly decrease the value of the reinsurance provided. In some cases upon a downgrade of our financial strength ratings by Standard & Poor’s, and in all cases upon a downgrade of our rating by Moody’s, the primaries would have the right, after a cure period, to increase the ceding commission, as stipulated in the treaties, or terminate the treaties and either leave their existing business with RAM Re or recapture it. In the case of a downgrade by S&P from AAA to AA, the primaries may generally increase the ceding commission but not all of the primaries have the right to terminate their treaties with RAM Re. RAM Re’s treaty contracts allow a cure period, generally between 30 to 90 days, in which RAM Re may restore its ratings or restore the reinsurance credit received by the primaries to the level associated with RAM Re’s rating prior to downgrade by providing additional collateral, which may be in the form of additions to the trust accounts maintained by RAM Re for the benefit of its U.S. based customers. To the extent policies are recaptured, RAM must forfeit to the primary an amount determined by formula under each treaty contract which generally consists of RAM’s allocated share of the statutory unearned premium, net of the ceding commission paid by RAM to the primary (subject to a penalty amount in some cases), and loss reserves established with respect to the policies ceded, as applicable. In some cases, the primaries may have the right to select specific years of business written to recapture, and a decision by a primary to recapture, for example, all business written prior to 2006, could have a material adverse effect on us because of the projected losses associated with the business written in the last two years.

Through December 31, 2007, RAM Re had been assigned a “AAA” (Extremely Strong) rating with negative outlook from Standard & Poor’s and a “Aa3” (Excellent) rating from Moody’s. Moody’s rating outlook was “stable” while in July of 2006 S&P revised its outlook for the rating from “stable” to “negative”, commenting that the revision “reflects the below-average earnings and ROE earned by the company over the past several years, coupled with concern regarding the level and pace of improvement in the near to intermediate future.” On February 1, 2008, Moody’s announced that it had placed the Aa3 rating of RAM Re on review for possible downgrade, reflecting Moody’s revised expected loss projections for residential mortgage backed securities and related collateralized debt obligations risk, and the corresponding implications for RAM Re’s capital adequacy. On February 14, 2008, Standard & Poor’s placed the AAA rating on RAM Re on CreditWatch with negative implications. Standard & Poor’s stated that under its guidelines, CreditWatch with negative implications means that there is a one-in-two chance of a ratings change within the short term, typically within 90 days. Standard & Poor’s stated that the ratings action reflects Standard & Poor’s view of the shortfall of approximately $82 - $132 million in RAM Re’s capital cushion at December 31, 2007, relative to projected subprime losses. Standard & Poor’s also stated that the action incorporates and elevates the importance of RAM Re demonstrating improved financial metrics, as first cited in July 2006 when Standard & Poor’s assigned a negative outlook to RAM Re and RAM Holdings. On March 7, 2008, Moody’s confirmed the Aa3 insurance financial strength rating of RAM Re and changed the outlook to negative. Moody’s stated that RAM Re remains adequately capitalized for its Aa3 rating. Moody’s stated that the negative outlook assigned reflects continued uncertainty regarding both the ultimate performance of mortgage and mortgage-related collateralized debt obligation exposures, as well as RAM Re’s future underwriting prospects given its reliance on the primaries for business.

An actual reduction in or loss of rating could have a material adverse affect on our ability to compete, on the terms of our reinsurance and on our financial results, particularly if the downgrade is below the AA-level. RAM is pursuing a number of alternatives to improve its capital position, including but not limited to: commutations and reassumption of selected exposures with our customers, seeking reinsurance and reducing its growth.

17	LONG-TERM DEBT

On March 26, 2004 RAM Holdings Ltd. issued $40.0 million of unsecured senior notes (the “Notes”) to a qualified institutional buyer as defined in Rule 144A of the Securities Act. The term of the Notes is 20 years with the full principal amount due at maturity. The Notes rank pari passu in right of repayment with RAM Holding Ltd.’s other unsecured senior debt, of which there is currently none. The net proceeds from the Notes have been used to provide capital for RAM Reinsurance Company Ltd.

The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of RAM Holdings Ltd., in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and the Make Whole Amount, a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $2.8 million for each of the years ended December 31, 2007, 2006 and 2005 has been recorded.

18	REDEEMABLE PREFERENCE SHARES

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75.0 million. The preferred shares bear a non-cumulative, non mandatory dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon declaration by the board of directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. The Company can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that can be redeemed at the redemption price and a “make-whole” amount, amounting to dividends for the remainder of the period to December 15, 2016. As of December 31, 2007 there have been dividends amounting to $5.6 million declared and paid. There were no dividends declared or paid in 2006

19	RELATED PARTY TRANSACTIONS

As at December 31, 2005, MBIA, one of the four major primary insurers, owned 11.4% of our aggregate issued and outstanding common shares. MBIA sold all of its RAM Holdings shares in our initial public offering, which closed on May 2, 2006, and is no longer a “related party.” Prior to the initial public offering, we engaged MBIA Capital, a wholly-owned subsidiary of the parent company to MBIA, to provide us with investment advisory and management services. We have agreed to pay an annual investment management fee payable quarterly in arrears based on the average market value of the assets under management for each quarter. In addition, we have agreed to reimburse custodian fees, transfer agent fees and brokerage costs, fees and commissions and certain other out-of -pocket expenses. An immaterial amount and $0.2 million were payable as of December 31, 2007 and December 31, 2006, respectively, to MBIA Capital for these services.

In December 2003, two of our shareholders became investors in FGIC Corporation, an insurance holding company whose subsidiary FGIC is one of the four largest United States based primary financial guaranty insurance companies. In the ordinary course of business, we have entered into facultative reinsurance agreements with FGIC. In 2007 and 2006, gross written premiums ceded from FGIC accounted for 26% and 12% of total gross premiums written by us, respectively. Amounts due from FGIC as of December 31, 2007 and 2006 were $Nil and $1.1 million respectively and have been included in premiums receivable.

20	SHARE CAPITAL

Shares issued and outstanding as at December 31, 2007 and December 31, 2006 were 27,238,976 and 27,234,755, respectively.

21	TAXATION

The Company has received an undertaking from the Bermuda government exempting it from all local income, withholding and capital gains taxes until March 28, 2016. At the present time no such taxes are levied in Bermuda.

The Company does not consider itself to be engaged in trade or business in the United States and, accordingly, does not expect to be subject to United States taxation.

22	STATUTORY REQUIREMENTS

RAM Re is registered under the Bermuda Insurance Act 1978, amendments thereto and related Regulations (the “Act”), which require that they maintain minimum levels of solvency and liquidity. For the years ended December 31, 2007 and 2006 these requirements have been met. The minimum required statutory capital and surplus was $16.7 million and $11.6 million and actual statutory capital and surplus was $369.7 million and $413.5 million as of December 31, 2007 and 2006, respectively. The minimum required level of liquid assets was $268.1 million and $221.4 million and actual liquid assets were $727.1 million and $629.2 million as of December 31, 2007 and 2006, respectively.

The Act limits the maximum amount of the annual distributions paid by RAM Reinsurance without the approval of the Bermuda Monetary Authority of such payment. The maximum amount of dividends that could be paid by RAM Reinsurance as a reduction of statutory capital, without such notification, was $51.3 million and $51.2 million as at December 31, 2007 and 2006, respectively without consideration of GAAP retained earnings.

Statutory financial statements prepared under the Act differ from financial statements prepared in accordance with US GAAP due to the exclusion of non-admitted assets such as deferred policy acquisition costs, prepaid expenses and the fair value adjustment of derivative instruments.

23	QUARTERLY FINANCIAL INFORMATION (unaudited)

A summary of selected quarterly statement of operations information follows:

($ in thousands, except per share data)
2007	First	Second	Third	Fourth

Gross written premiums	$22,158	$29,839	$28,928	$27,825
Net written premiums	22,158	29,839	28,928	27,073
Net earned premiums	13,954	13,838	16,471	15,800
Net investment income	7,645	8,404	8,409	8,690
Net realized investment gains (losses) and losses on credit derivatives and other financial instruments	(30)	(16)	(28,369)	(117,636)
Loss and loss adjustment expenses	1,014	(935)	(1,273)	(46,833)
Other expenses	(8,259)	(12,175)	(9,900)	(12,918)
Net income (loss)	14,324	9,116	(14,662)	(152,897)
Earnings per share(2):
Basic	$0.53	$0.33	$(0.54)	$(5.61)
Diluted	$0.52	$0.33	$(0.54)	$(5.61)

($ in thousands, except per share data)
2006	First	Second	Third	Fourth

Gross written premiums	$14,576	$17,485	$23,509	$22,062
Net written premiums	14,576	17,485	23,086	20,339
Net earned premiums	10,706	11,602	15,056	11,472
Net investment income	5,395	5,746	6,143	6,952
Net realized investment gains (losses) and unrealized gains (losses) on credit derivatives	(222)	(547)	(8)	(239)
Loss and loss adjustment expenses	(1,099)	4,170	41	(331)
Other expenses	(8,167)	(8,809)	(8,983)	(7,825)
Net income	6,613	12,162	12,249	10,029
Earnings per share(2):
Basic (1)	$0.26	$0.45	$0.45	$0.37
Diluted(1)	$0.25	$0.45	$0.45	$0.37

(1)	Basic and diluted EPS prior to the second quarter 2006 are based on shares outstanding prior to the IPO.

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

The net unrealized investment gains (losses) and losses on credit derivatives and other financial instruments in the fourth quarter of 2007 resulted from the significant widening of credit spreads and the underlying collateral deterioration observed in the fourth quarter of 2007. The effect of the credit and mortgage markets, as a consequence of the subprime crisis, has resulted in the establishment of a significant amount of Loss and loss adjustment expenses in the fourth quarter of 2007. Investments are discussed further in note 7, Derivatives in note 4 and Losses and loss expense reserves in note 11 to these financial statements.

24	SUBSEQUENT EVENTS

The Company holds three investments with exposure to the subprime sector. Subsequent to December 31, 2007, one of these subprime investments, which was other than temporarily impaired at December 31, 2007, decreased in fair value to $1.5 million at February 29, 2008 from $2.4 million at December 31, 2007, an unrealized losses of $0.9 million. This investment was also downgraded from AAA at December 31, 2007 to BBB+ at February 29, 2008. There was no significant change in the unrealized loss position or rating of the other two subprime investments and Management continues to have the intent and ability to hold these investments to recovery, and therefore, no loss has been realized on these two investments at December 31, 2007 or subsequent thereto.

The primaries have reported that insured volume as a percentage of total volume in the public finance market has reduced significantly since December 2007 as a result of uncertainty regarding the financial stability and ratings of the primaries. This uncertainty has also reportedly caused a reduction in new issuance as certain municipalities either (i) delayed issuance or (ii) were unable to find purchasers for their uninsured obligations at acceptable prices. The primaries have also reported that structured finance volume has decreased since the fourth quarter of 2007 as a result of the credit crisis and that such volume is uncertain for the future. Ambac and MBIA have announced not to underwrite structured finance transactions for six months. In addition, Ambac and MBIA have reported that they have determined not to insure credit derivatives transactions in the future. Furthermore, we believe FGIC and SCA have essentially ceased to write new business, at least temporarily. Finally there is currently uncertainty regarding future actions regulators may take regarding participants within the financial guaranty industry. Reinsurance ceded by the aforementioned primaries have been a significant part of RAM’s business volume in recent years. The reduction in business origination by these primaries is therefore anticipated to result in a lower volume of reinsurance business ceded.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which appears herein.

Evaluation of Disclosure Controls and Procedures. RAM Holdings Ltd.’s management, with the participation of RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of RAM Holdings Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, all material information relating to the Company’s disclosure controls and procedures was received in a timely fashion and disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by RAM Holdings Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act. During the fourth quarter of 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is contained under the captions “Information about Directors, Corporate Governance and Director Compensation” and “Information about Executives and Executive Compensation” in the Proxy Statement, to be filed not later than 120 days after December 31, 2007 (the “Proxy Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference herein.

We have adopted a written code of ethics, the “RAM Holdings Ltd. Code of Conduct,” that is applicable to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the SEC, a copy of the code is filed herewith, and is available on our website. We will disclose any changes in or waivers from our code of ethics applicable to any Selected Officer on our website at http://www.ramre.com. The information on our website does not constitute a part of this annual report on Form 10-K.

Item 11.	Executive Compensation.

The information required in response to this Item is contained under the caption “Information about Executives and Executive Compensation” in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .

The information required in response to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is contained under the caption “Information about the Ownership of our Common Shares” in the Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference herein.

Equity Compensation Plan Information

          The following table provides information about securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	1,302,612	(2)	$12.66	(3)	1,791,067	(4)
Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	1,302,612				1,791,067

(1)	Consists of the following equity compensation plans: the 2001 Stock Option Plan and the 2006 Equity Plan.

(2)

Consists of (i) 624,297 shares subject to outstanding share options and 50,415 shares subject to unvested restricted share units under the 2006 Equity Plan and (ii) 627,900 share subject to outstanding share options under the 2001 Stock Option Plan.

(3)	Excludes 50,415 shares issuable under unvested restricted share units.

(4)

Consists of 2,470,000 shares available for issuance under the 2006 Equity Plan to our officers, directors, and employees, excluding those restricted stock units already vested. The 2001 Stock Option Plan has been terminated and no further grants will be made under that plan.

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

4 .4

Certificate of Designations of Non-Cumulative Preference Shares, Series A of RAM Holdings Ltd. (incorporated by reference, to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, dated November 13, 2007)

4 .5	Form of Series A Preference Share Certificate (incorporated by reference, to Exhibit 4.2 of the Registrant’s Report on Form 8-K, dated December 14, 2006)

4 .6	Replacement Capital Covenant (incorporated by reference, to Exhibit 4.3 of the Registrant’s Report on Form 8-K, dated December 14, 2006)

4 .7	Registration Rights Agreement with respect to the Non-Cumulative Preference Shares, Series A (incorporated by reference, to Exhibit 4.4 of the Registrant’s Report on Form 8-K, dated December 14, 2006)

4.8	Form of Debt Securities Indenture of RAM Holdings Ltd. (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed on December 28, 2007)

10 .1

Amended and Restated Shareholders Agreement among the Registrant and each of the persons listed on Schedule A thereto (incorporated by reference, to Exhibit 10.1 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

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

10 .5	Employment Agreement, between the Registrant and James P. Gerry (incorporated by reference, to Exhibit 10.7 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10 .6

Employment Agreement, between the Registrant and Victoria W. Guest (incorporated by reference, to Exhibit 10.2 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.7

Employment Agreement, dated January 28, 2008, among RAM Holdings Ltd., RAM Reinsurance Company Ltd., and Edward U. Gilpin (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, dated January 29, 2008)

10.8	Statement of Employment between the Registrant and Laryssa Yuel.†

10 .9	2000 Supplemental Retirement Plan (incorporated by reference, to Exhibit 10.8 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10 .10	2001 Stock Option Plan (incorporated by reference, to Exhibit 10.9 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10 .11	2006 Equity Plan (incorporated by reference, to Exhibit 10.10 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10 .12

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

10 .15

Put Option Agreement dated as of December 23, 2003 between RAM Reinsurance Company Ltd. and Blue Water Trust I (incorporated by reference, to Exhibit 10.18 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

10 .16

Certificate of Designation, Preferences and Rights of Class B Preference Shares of RAM Reinsurance Company Ltd. (incorporated by reference, to Exhibit 10.19 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

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

10 .20

Form of RAM Holdings Ltd. Restricted Share Unit Award Agreement [Annual Bonus Award] (incorporated by reference, to Exhibit 10.13 of the Registrant’s Report on Form 10-Q, for the quarter ended June 30, 2006) †

10 .21

Master Lease, dated August 20, 2007, between Field Real Estate (Holdings) Limited and RAM Reinsurance Company Ltd. (incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2007)

10.22	Compensation program for Non-Employee Directors (incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 7, 2007).

10.23

Underwriting Agreement, dated as of June 13, 2007, by and among RAM Holdings Ltd., Banc of America Securities LLC, Keefe, Bruyette & Woods, Inc., Fox-Pitt, Kelton Incorporated and Piper Jafffray & Co. and selling shareholders listed on Schedule B thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007)

14 .1	Code of Conduct

21 .1	Subsidiaries of the registrant.

23. 1	Consent of PricewaterhouseCoopers

24 .1	Power of Attorney (included as part of the signature pages)

31 .1	Certification of the Chief Executive Officer of RAM Holdings Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 .2	Certification of the Chief Financial Officer of RAM Holdings Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of the Chief Executive Officer of RAM Holdings Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of the Chief Financial Officer of RAM Holdings Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Indicates management contract or compensatory plan.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAM Holdings Ltd.

/s/ Vernon M. Endo

Vernon M. Endo
President and Chief Executive Officer
March 17, 2008

Power of Attorney and Signatures

           We, the undersigned directors and officers of RAM Holdings Ltd., hereby severally appoint Vernon M. Endo and Edward U. Gilpin, with full powers of substitution and resubstitution, our true and lawful attorney, with full powers to sign for us, in our names and in the capacities indicated below, any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of them might or could do in person, and hereby ratifying and confirming all that such attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Steven J. Tynan	Chairman of the Board;	March 17, 2008
Director
Name: Steven J. Tynan

/s/ Vernon M. Endo	President and Chief	March 17, 2008
Executive
Name: Vernon M. Endo	Officer and Director
(principal
executive officer)

/s/ Edward U. Gilpin	Chief Financial Officer	March 17, 2008
(principal
Name: Edward U. Gilpin	financial officer)

/s/ Laryssa Yuel	Financial Controller	March 17, 2008
(principal
Name: Laryssa Yuel	accounting officer)

/s/ Edward F. Bader	Director	March 17, 2008

Name: Edward F. Bader

/s/ David L. Boyle	Director	March 17, 2008

Name: David L. Boyle

/s/ Allan S. Bufferd	Director	March 17, 2008

Name: Allan S. Bufferd

/s/ Joan H. Dillard	Director	March 17, 2008

Name: Joan H. Dillard

/s/ Joseph M. Donovan	Director	March 17, 2008

Name: Joseph M. Donovan

/s/ Michael J. Normile	Director	March 17, 2008

Name: Michael J. Normile

/s/ Bradley M. Shuster	Director	March 17, 2008

Name: Bradely M. Shuster

/s/ Dirk A. Stuurop	Director	March 17, 2008

Name: Dirk A. Stuurop

/s/ Conrad P. Voldstad	Director	March 17, 2008

Name: Conrad P. Voldstad

Schedule II
RAM Holdings Ltd. (Parent Company)
Condensed Balance Sheets
(in thousands of U.S. dollars)

	As of December 31,

	2007	2006

Assets
Investments in subsidiaries	$364,425	$491,238
Cash and cash equivalents	37	37
Intercompany receivable	2,052	2,052
Other assets	1,491	1,633

Total assets	$368,005	$494,960

Liabilities and shareholders’ equity
Liabilities
Long term debt	$40,000	$40,000
Redeemable preferred shares	75,000	75,000
Other liabilities	693	693

Total liabilities	115,693	115,693

Total shareholders’ equity	252,312	379,267

Total liabilities and shareholders’ equity	$368,005	$494,960

Schedule II
RAM Holdings Ltd. (Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2007, 2006 and 2005

(in thousands of U.S. dollars)

	2007	2006	2005

Revenues
Dividends from subsidiary	$8,375	$2,750	$2,757
Equity in undistributed earnings of subsidiary	(143,978)	41,090	19,612

Total revenues	(135,603)	43,840	22,369

Expenses
General and administrative expenses	141	37	32
Interest expense	8,375	2,750	2,750

Total expenses	8,516	2,787	2,782

Net income	$(144,119)	$41,053	$19,588

Schedule II
RAM Holdings Ltd. (Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
(in thousands of U.S. dollars)

	2007	2006	2005

Cash flows from operating activities
Net (loss) income	$(144,119)	$41,053	$19,588
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed net income of Subsidiary	143,978	(41,090)	(19,612)
Amortization of debt discount	6	6	6
Amortization of deferred expenses	135	30	24
Deferred expenses	—	—	—
Discount on long term debt	—	—	—
Accrued interest payable	—	—	—
Due from shareholders	—	—	69,
Related party (receivables)/payables	—	349	(176)

Net cash flows provided by operating activities	—	348	(101)

Investing activities
Net Contributions (to)/from subsidiaries	—	(90,842)	440
Purchase of preferred shares in subsidiary	—	—	—

Net cash flows used by investing activities	—	(90,842)	440
Financing activities
Proceeds from issuance of preferred shares	—	73,902	—
Loan repayment from shareholder	—	—	100
Shares issued (redeemed)	—	16,592	(440)

Net cash flows used in financing activities	—	90,494	(340)
Increase (decrease) in cash and cash equivalents	—	—	(1)
Cash and cash equivalents at beginning of period	37	37	38

Cash and cash equivalents at end of period	$37	$37	$37

Supplemental cash flow disclosures:
Preferred shares dividend paid	5,625	—	—
Long term debt interest paid	$2,750	$2,750	$2,750

-Schedule II
RAM Holdings Ltd. (Parent Company)
Notes to the Condensed Financial Information
For the years ended December 31, 2007, 2006 and 2005

The condensed financial information of RAM Holdings Ltd. for the years ended December 31, 2007, 2006 and 2005, should be read in conjunction with the consolidated financial statements of RAM Holdings Ltd. and the notes thereto.

Schedule IV—Reinsurance
Net Earned Premiums (in millions of U.S. dollars):

	For the Year Ended December 31, 2007

Type of Business:	Direct	Ceded	Assumed	Net	Percentage of assumed to net

Financial guaranty	$—	$0.2	$60.3	$60.1	100.3%
	$—	$0.2	$60.3	$60.1	100.3%

	For the Year Ended December 31, 2006

Type of Business:	Direct	Ceded	Assumed	Net	Percentage of assumed to net

Financial guaranty	$—	$0.1	$48.9	$48.8	100.2%
	$—	$0.1	$48.9	$48.8	100.2%

	For the Year Ended December 31, 2005

Type of Business:	Direct	Ceded	Assumed	Net	Percentage of assumed to net

Financial guaranty	$—	$—	$42.6	$42.6	100.0%
	$—	$—	$42.6	$42.6	100.0%