Form 10-Q
period 2008-03-31
RAM Holdings Ltd.
filed 2008-05-19
CIK 1352713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-32864

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2008

Common Shares, $0.10 par value per share	27,251,404 shares

RAM HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
Consolidated Balance Sheets (unaudited) as of March 31, 2008 and December 31, 2007
Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2008 and 2007
Consolidated Statements of Comprehensive Income (unaudited) for the Three Months Ended March 31, 2008 and 2007
Consolidated Statements of Shareholders’ Equity and Retained Earnings (unaudited) for the Three Months Ended March 31, 2008
Statements of Consolidated Cash Flows (unaudited) for the Three Months Ended March 31, 2008 and 2007
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
Exhibit Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RAM Holdings Ltd.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2008	December 31, 2007

Assets

Investments: Fixed-maturity securities, held as available for sale, at fair value (amortized cost of $691,649,602 and $685,644,954)	$711,591,419	$696,532,780
Cash and cash equivalents	12,780,171	12,326,313
Restricted cash	6,757,750	8,177,757
Accrued investment income	6,279,569	6,464,873
Premiums receivable	1,683,219	3,644,620
Recoverable on paid losses	1,898,104	1,807,941
Deferred policy acquisition costs	88,196,098	87,304,376
Prepaid reinsurance premiums	3,616,843	2,662,673
Other receivables	4,000,000	—
Deferred expenses	1,711,920	1,752,856
Prepaid expenses	2,863,145	195,291
Other Financial instruments at fair value	36,670,000	35,330,000
Other assets	3,693,190	4,065,979

Total assets	$881,741,428	$860,265,459

Liabilities and Shareholders’ Equity
Liabilities

Loss and loss adjustment expense reserve	$94,330,125	$63,797,744
Unearned premiums	244,360,187	239,957,383
Reinsurance balances payable	702,584	539,394
Accounts payable and accrued liabilities	4,494,635	3,463,366
Accrued interest payable	—	693,151
Derivative liabilities	347,099,082	180,588,918
Other liabilities	3,548,101	3,913,105
Long-term debt	40,000,000	40,000,000
Redeemable preference shares ($1,000 redemption value and $0.10 par value; authorized shares – 75,000; issued and outstanding shares – 75,000 at March 31, 2008 and December 31, 2007)	75,000,000	75,000,000

Total liabilities	809,534,714	607,953,061

Commitments and contingencies

Shareholders’ Equity
Common shares ($0.10 par value; authorized shares – 90,000,000; issued and outstanding shares – 27,248,700 shares at March 31, 2008 and 27,238,976 shares at December 31, 2007)	$2,724,870	$2,723,898
Additional paid-in capital	229,686,841	229,378,418
Accumulated other comprehensive income	19,941,817	10,887,826
Retained (deficit) / earnings	(180,146,814)	9,322,256

Total shareholders’ equity	72,206,714	252,312,398

Total liabilities and shareholders’ equity	$881,741,428	$860,265,459

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2008	2007

Revenues:
Gross written premiums	$17,646,681	$20,714,195
Ceded premiums	(999,837)	—

Net written premiums	16,646,844	20,714,195
Change in unearned premiums	(3,448,635)	(8,204,708)

Net earned premiums	$13,198,209	$12,509,487

Change in fair value of credit derivatives:
Realized gains and other settlements	2,613,913	1,008,637
Unrealized losses	(166,384,311)	(30,832)

Net change in fair value of credit derivatives	(163,770,398)	977,805

Net investment income	8,212,305	7,645,182
Net realized losses on investments	(911,716)	—
Net unrealized gain on other financial instruments	1,340,000	—

Total revenues	(141,931,600)	21,132,474

Expenses:
Loss and loss adjustment expenses	37,527,859	(1,014,402)
Acquisition expenses	4,618,971	4,421,501
Operating expenses	4,708,791	2,719,881
Interest expense	681,849	681,849

Total expenses	47,537,470	6,808,829

Net (loss) income	$(189,469,070)	$14,323,645

Net (loss) income per common share:
Basic	$(6.95)	$0.53
Diluted	$(6.95)	$0.52
Weighted-average number of common shares outstanding:
Basic	27,243,316	27,234,755
Diluted	27,243,316	27,353,821

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,

	2008	2007

Net (loss) income	$(189,469,070)	$14,323,645
Other comprehensive income
Change in unrealized fair value of investments	8,142,275	1,574,236
Less: Reclassification adjustment for net realized losses included in net income	911,716	—

Other comprehensive income	9,053,991	1,574,236

Comprehensive (loss) income	$(180,415,079)	$15,897,881

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statement of Shareholders’ Equity and Retained Earnings
For Three Months Ended March 31, 2008
(Unaudited)

	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained (Deficit) / Earnings	Total

Balance, January 1, 2008	$2,723,898	$229,378,418	$10,887,826	$9,322,256	$252,312,398
Share issuance	972	(972)	—	—	—
Share based compensation	—	309,395	—	—	309,395
Net loss	—	—	—	(189,469,070)	(189,469,070)
Other comprehensive income	—	—	9,053,991	—	9,053,991

Balance, March 31, 2008	$2,724,870	$229,686,841	$19,941,817	$(180,146,814)	$72,206,714

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Consolidated Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2008	2007

Cash flows from operating activities:
Net (loss) income	$(189,469,070)	$14,323,645
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Net realized losses on sale of investments	911,716	—
Depreciation and amortization	49,150	53,929
Amortization of debt discount	1,570	1,570
Net unrealized losses on credit derivatives	166,384,311	30,832
Net unrealized gain on other financial instruments	(1,340,000)	—
Net amortization of bond premium and discount	282,362	17,800
Share based compensation	309,395	208,459
Accrued investment income	185,304	571,020
Premiums receivable	1,961,401	837,477
Recoverables on paid losses	(90,163)	(1,227,847)
Deferred policy acquisition costs	(891,722)	(2,365,033)
Prepaid reinsurance premiums	(954,170)	28,731
Prepaid expenses and other assets/liabilities	(2,667,854)	(1,397,911)
Other receivables	(4,000,000)	—
Deferred expenses	—	478
Loss and loss adjustment expenses	30,532,381	(585,277)
Unearned premiums	4,402,804	8,175,977
Derivative liability	125,853	(784)
Reinsurance balances payable	163,190	(1,210,683)
Accounts payable and accrued liabilities	1,031,266	(865,597)
Accrued interest payable	(693,151)	(693,150)

Net cash flows provided by operating activities	6,234,573	15,903,636

Cash flows from investing activities:
Proceeds from sales of fixed maturity securities	23,158,267	13,793,395
Purchases of fixed maturity securities	(71,586,816)	(133,278,645)
Proceeds on maturities of fixed maturity securities	41,229,827	112,786,091
Net purchases of short term investments	—	(2,820,788)
Purchases of fixed assets	(2,000)	(2,222)

Net cash flows used in investing activities	(7,200,722)	(9,522,169)

Cash flows from financing activities:
Committed preferred shares expenses	—	(72,916)

Net cash flows (used in) provided by financing activities	—	(72,916)

Net increase/(decrease) in cash and cash equivalents	(966,149)	6,308,551
Cash and cash equivalents - Beginning of period	20,504,070	41,989,186

Cash and cash equivalents - End of period	$19,537,921	$48,297,737

Supplemental cash flow disclosure:
Interest paid on long term debt	$1,375,000	$1,375,000

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

1. Organization

RAM Holdings Ltd. (“RAM Holdings”), RAM Holdings II Ltd (“Holdings II”) and RAM Reinsurance Company Ltd (“RAM Re”), collectively the “RAM Re Group of Companies”, were incorporated on January 28, 1998 under the laws of Bermuda. RAM Holdings and Holdings II, the owners of all of the voting and non-voting common shares of RAM Re, entered into an amalgamation (merger) agreement pursuant to which the two companies amalgamated as of May 1, 2006 into RAM Holdings Ltd. (“the Company”). Upon completion of the amalgamation, all of the shares of RAM Re are held by the amalgamated entity of RAM Holdings and Holdings II.

On May 2, 2006, the Company completed an initial public offering (“IPO”). The Company’s common shares are traded on the NASDAQ Global Market under the symbol of “RAMR”.

RAM Re is a Bermuda-based company whose principal activity is the reinsurance of financial guarantees of public finance and structured finance debt obligations insured by monoline financial guaranty companies (the “primary insurers” or the “primaries”). RAM Re provides reinsurance through treaty and facultative agreements that it maintains with each of its customers. Financial guaranty reinsurance written by RAM Re generally provides for guarantees of scheduled principal and interest payments on an issuer’s obligation in accordance with the obligation’s original payment schedule and, in rare circumstances, such amounts are payable on an accelerated basis.

2. Basis of Preparation

The interim unaudited consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). These statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007 for RAM Holdings Ltd. included in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements prepared reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates. The December 31, 2007 balance sheet included in these statements was derived from audited financial statements. The results of operations for the three months ending March 31, 2008 may not be indicative of the results that may be expected for the full year.

3. Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2007. The following significant accounting policy provides an update to that included under the same caption in the Company’s Form 10-K.

Derivative instruments

The Company has entered into agreements to reinsure derivative instruments, consisting of credit default swaps that it intends to reinsure for the full term of the contract. While management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, under FASB Statement of Financial Accounting Standards No. 149 (“FAS 149”), the reinsurance the Company provides does not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FASB Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The credit default swaps that the Company assumes from ceding companies do not meet the scope exception provided under FAS 149 because (a) the guaranteed party (i.e., the underlying insured) is entitled to recover amounts on occurrence of events other than failure to pay principal and interest when due; and (b) the guaranteed party is not exposed to the risk of non-payment at the inception of the contract and throughout the contract term as the guaranteed party does not have legal ownership of the guaranteed obligation. As the assumed policies do not qualify for the scope exception under FAS 149, the Company must account for these assumed credit default swaps under the provisions of FAS 133, and not as reinsurance under FASB Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance under Short-Duration and Long-Duration Contracts.” FAS 133 establishes accounting and reporting standards for derivative instruments, and requires the Company to recognize the derivative instruments on the balance sheet at their fair value, with changes in fair value recognized in earnings. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statement of Operations. The “Realized gains and losses” component of this change in fair value includes, (i) net premiums earned on credit derivative policies, including current premiums receivable on assumed credit derivative polices, net of acquisition expenses, and (ii) loss payments to the reinsured including losses payable upon the occurrence of a credit event. The “Unrealized gains and losses” component of the “Net change in fair value of credit derivatives” includes all other changes in fair value, including changes in instrument specific credit spreads.

Through June 30, 2007, RAM had valued its credit default swap portfolio using an internally developed model. While the model estimated an appropriate fair value during normal market conditions, the internal model output would not fully reflect the effect of the present market conditions and the large changes in credit spreads currently being experienced. Management, therefore, determined that a more appropriate basis for our estimate of fair value was to use, from September 30, 2007 onward, the valuation information provided to us by our ceding companies as they have access to each underlying risk and their internal models are able to reflect more detailed market data for each of those underlying risks. The ceding companies use their own internal valuation models where market prices are not available. Due to the limited availability of quoted market prices for these derivative contracts and the inherent uncertainties in the assumptions used in models, different valuation models may produce materially different results and be materially different from actual experience. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps written by ceding companies and assumed by us. In addition, due to the complexity of fair value accounting and the application of FAS 133, future amendments or interpretations of FAS 133 may cause us to modify our valuation methodology in a manner which may have an adverse impact on our financial results. Management assesses the reasonableness of the ceding companies’ valuations by i) discussions with primary insurers on their mark-to-market valuation methodology including the nature of changes in key assumptions, ii) reviewing the primaries’ publicly available information regarding their mark-to-market process, including methodology and key assumptions, and iii) assessing the reasonableness of the valuations, including changes in the reported valuations against current observable market data including credit spread movements and collateral delinquency information. On January 1, 2008 the Company adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurement” (“FAS 157”). Under FAS 157, the use of valuation information provided to us by our ceding companies remains appropriate for the reasons described above, as well as the fact that the credit default swaps we reinsure are the same as that valued by our primaries, and we view our hypothetical principal market to be the same as our primaries, being other monoline financial guarantors. The Company’s fair value on credit derivatives is adjusted for credit risk in accordance with FAS 157, see note 6. Upon occurrence of specific credit events such as a default, an appropriate credit impairment reserve is established in the derivative liability line item on the balance sheet to reflect the fair market value.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

As at March 31, 2008, RAM implemented a change in the presentation of revenues, expenses and balance sheet items relating to financial guaranty contracts that the Company reinsures in the form of credit default swap (“CDS”) contracts. This reclassification does not change the Company’s net income(loss), comprehensive income, earnings per share or shareholders’ equity. This reclassification is being adopted after agreement between members of the Association of Financial Guaranty insurers (“AFGI”) and discussions with the Securities and Exchange Commission, to increase comparability of the Company’s financial statements with other financial guaranty companies that have credit derivative contracts.

CDS contract revenue is now reclassified in the consolidated statement of operations (see above derivative instruments accounting policy note for further details) from “net earned premiums” to “realized gains and other settlements on credit derivatives”. Loss and loss adjustment expenses and recoveries, previously recorded in “loss and loss adjustment expenses/(recoveries)” have also been reclassified to “realized gains and other settlements on credit derivatives”. Case reserves and loss and loss adjustment expenses have been reclassified from “loss and losses adjustment expenses” to “unrealized gains(losses) on credit derivatives”. The Company has reclassified all CDS-related balances in the consolidated balance sheet included in “unearned premiums” to “derivatives liabilities”. The balances on the Company’s balance sheet as of December 31, 2007 and related statements of operations and comprehensive income and cash flows for the three months ended March 31, 2007 affected by the reclassification are as follows:

Consolidated Balance Sheet

	As of December 31, 2007

	As previously reported	As reclassified

Liabilities:
Unearned premiums	$242,829,191	$239,957,383
Derivative liabilities	177,717,110	180,588,918

Total liabilities	607,953,061	607,953,061

Consolidated Statement of Operations

	Three Months Ended March 31, 2007

	As previously reported	As reclassified

Gross premiums written	$22,158,097	$20,714,195
Change in unearned premiums	(8,203,924)	(8,204,708)
Net earned premiums	13,954,173	12,509,487
Realized gains and (losses) and other settlements	—	1,008,637
Unrealized losses on credit derivatives	(30,832)	(30,832)
Acquisition expenses	4,857,550	4,421,501
Net income	14,323,645	14,323,645

Statement of Consolidated Cash Flows

	Three Months Ended March 31, 2007

	As previously reported	As reclassified

Cash flows from operating activities:
Unearned premiums	$8,175,193	$8,175,977
Derivative liability	—	(784)
Net cash flows provided by operating activities	15,903,636	15,903,636

4. Recent Accounting Pronouncements

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the installment premiums due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of installment premiums due under such contracts, currently or in the future, be recorded on the Company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007. A FASB Round Table discussion was held in early September 2007 with another FASB meeting held in January 2008. The FASB has indicated that the final FASB Statement is expected to be issued in the second quarter of 2008. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the proposed interpretation. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), Fair Value Measurement. This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The Company adopted FAS 157 effective January 1, 2008. See Note 6, Credit Derivative Instruments and Note 12, Fair value of Financial Instruments under FAS 157 for further information.

In February 2007, the FASB issued FAS No. 159 (“FAS 159”), Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The statement requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. The standard also requires companies to provide additional information to enable users of the financial statements to understand the company’s reasons for electing the fair value option and how changes in the fair values affect earnings for the period. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning on or after November 15,

2007. The Company adopted FAS 159 effective January 1, 2008. The fair value option was not applied to any eligible items on the adoption date.

In March 2008 the FASB issued FAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. FAS 161 is not expected to have an impact on the Company’s results of operations or financial position.

5. Pledged Assets

As of March 31, 2008 and December 31, 2007, the Company had cash and cash equivalents of $6.7 million and $8.2 million, respectively, and investments at fair value of $429.9 million and $406.7 million, respectively, invested in trust accounts for the benefit of certain ceding companies. Pursuant to the terms of the reinsurance agreements with ceding companies regulated in the U.S., RAM Re is required to secure its obligations to these ceding companies, in accordance with applicable state statutes governing credit for reinsurance, and may not withdraw funds from these trust accounts without their express permission.

6. Credit Derivative Instruments

The Company has entered into agreements to reinsure derivative instruments, consisting of credit default swaps that it intends to reinsure for the full term of the contract. While management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, these transactions reinsured by the Company have been deemed to meet the definition of a derivative under FAS 133 and FAS 149, and require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The gain or loss on credit derivatives will change at each measurement date based on the underlying assumptions and information used in the estimate of fair value. Such fair value changes may not be indicative of ultimate claims. The credit derivative contracts the Company reinsures require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation. Credit derivative exposures are substantially similar to financial guaranty insurance contracts and provide for credit protection against payment default, are generally held to maturity, and the unrealized gains and losses on derivative financial instruments will approach zero as the exposure approaches its maturity date, unless there is a credit impairment.

The following table provides the components of “net change in fair value of credit derivatives” included in the Company’s consolidated statement of operations related to our credit derivative policies:

	March 31, 2008	March 31, 2007

Change in fair value of credit derivatives:
Credit derivative premiums received and receivable	3,794,624	1,444,686

Acquisition expenses on credit derivatives	(1,180,711)	(436,049)

Realized gains and other settlements	2,613,913	1,008,637

Unrealized losses (1)	(166,384,311)	(30,832)

Net change in fair value of credit derivatives	$(163,770,398)	$977,805

(1) Management estimates Credit Impairments of $12.4 million as at March 31, 2008, $Nil at March 31, 2007.

In determining the fair value of derivative instruments, management obtains credit derivative contract valuations from our ceding companies. Management assesses the reasonableness of the ceding companies’ valuations by i) discussions with primary insurers on their mark-to-market valuation methodology including the nature of changes in key assumptions, ii) reviewing the primaries’ publicly available information regarding their mark-to-market process, including methodology and key assumptions, and iii) assessing the reasonableness of the valuations, including changes in the reported valuations against current observable market data including credit spread movements and collateral delinquency information.

The ceding companies use their own internal valuation models where market prices are not available. The models used to fair value these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. Furthermore, upon adoption of FAS 157, the ceding companies have reflected their own non-performance risk in measuring the fair value of these instruments. Some of the primaries use market prices when available to determine the fair value of credit derivatives. If the market prices are not available, the fair value is estimated using a combination of observable market data and valuation models incorporating the above factors which may include unobservable inputs. Fair values from the primaries’ models may differ from values calculated by companies outside of the financial guaranty industry because terms of the credit default swap contracts insured generally differ from other non-insured credit default swap contracts. Financial guaranty credit derivative terms generally include the absence of collateral support agreements or immediate settlement provisions, and are generally structured as “pay as you go” obligations requiring payment only as losses come due. Because of these terms and conditions, the fair value of the primaries’ credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by the primaries and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely market information.

Valuation models include the use of estimates and current market information, including assumptions on how the fair value of derivative instruments are affected by current market conditions. The primaries consider factors such as current prices charged for similar agreements, performance of underlying assets, life of the instrument, and the nature and extent of activity in the financial guaranty credit derivative marketplace. The assumptions used to determine fair value may change in the future due to market conditions. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of these derivative products, actual experience may differ from the estimates and the differences may be material.

As of March 31, 2008 and December 31, 2007, included in the Company’s outstanding par exposure were $11.3 billion, and $11.9 billion, respectively, of credit default swaps that have been fair valued under Statement of Financial Accounting Standards No. 133. These derivative instruments had an average legal term to maturity of 25.2 years as of March 31, 2008 and December 31, 2007, although actual maturity of credit default swaps is generally expected to be significantly less than the legal term.

On January 1, 2008 the Company adopted FAS 157. This Statement provides guidance for fair value measurement of assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement. FAS 157 establishes a fair value hierarchy of inputs in measuring fair value, with the highest level being observable inputs and the lowest being unobservable data as follows:

Level 1 inputs –	valuations based on quoted prices in active markets for identical assets or liabilities. Valuations in this level do not entail a significant degree of judgment.

Level 2 inputs –	valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model derived valuations where all significant inputs are observable in active markets.

Level 3 inputs –	valuations based on significant inputs that are unobservable.

The Company’s credit default swap policies are not readily tradable as there is no active market for them. Therefore the Company views its principal market as the financial guarantee insurance market, whose participants would be able to assume this business if the Company were to transfer a policy.

In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of a liability. Some of the fair value measurements received from our ceding companies reflected adjustments for their own non-performance risk. Because RAM's valuation of its obligations under reinsurance contracts covering these liabilities begins with the amounts reported by the ceding companies, an adjustment is needed to reflect RAM's own non performance risk in the measurement of the fair value of these liabilities.

There is no observable credit spread for RAM Re or RAM Holdings, as such there is inherently a significant amount of judgment, subjectivity and uncertainty involved in the estimation of the adjustment for RAM's non performance risk. Management has used unobservable inputs that reflect RAM’s own assumptions about assumptions market participants would use in pricing RAM’s creditworthiness. In doing so, the Company used the following as data points in order to estimate the effect of the Company’s non performance risk on the fair value of the CDS liabilities (i) RAM Re’s financial strength and financial enhancement ratings set by rating agencies , (ii) the market value of RAM Re’s committed preferred share facility, which is viewed as exhibiting similar characteristics to subordinated debt, (iii) actual incurred loss estimates, and (iv) movement in the market price of the Company’s common shares. The Company believes that these data points would be considered by hypothetical market participants in determining RAM’s creditworthiness. The effect of adopting this requirement of FAS 157 was a reduction in the Company’s derivative liability at March 31, 2008 of approximately $110.5 million.

As noted above, this calculation is based on estimates, involves a significant degree of management judgment and is sensitive to selected assumptions. Changes to the assumptions used in this valuation could lead to materially different results. For example, a change in RAM’s ratings from Standard and Poor’s (“S&P”) which, as discussed in Note 18 is currently under review, would have a significant impact on the amount of the adjustment for RAM’s own non performance risk. Adjustments to RAM’s non performance risk will be recorded in the periods in which they become known or estimable by the Company.

The following table sets forth the Company’s derivative liabilities that were accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy. As required by FAS 157 items are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Total	Level 1	Level 2	Level 3

Derivative liabilities	$347,099,082	$—	$—	$347,099,082

Our credit derivative policies are classified as Level 3 in the above fair value hierarchy since the valuations provided to us by our ceding companies are from valuation models which place reliance on at least one significant unobservable input. Consistent with the requirements of FAS 157 we believe these models use observable market data when available.

The following table presents changes in the net credit derivative liabilities balance for which fair value was measured under Level 3 for the three months ended March 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

Balance, December 31, 2007	$(180,588,918)

Total gains (losses) (realized and unrealized) included in earnings	(166,501,542)
Purchases, issuances and settlements	(8,622)
Transfers in and/or out of Level 3	—

Balance, March 31, 2008	$(347,099,082)

7. Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and restricted stock outstanding during the period that could potentially result in the issuance of common stock. As at March 31, 2008 and 2007, there were 1,252,197 and 255,330 stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive. During the three months ended March 31, 2008, 9,724 restricted stock units vested and were issued as share capital, compared to none for the comparable 2007 period.

	Three Months Ended March 31,

	2008	2007

	(in thousands, except share and per share amounts)

Net income (loss)	$(189,469)	$14,324

Basic weighted-average shares	27,243,316	27,234,755
Effect of stock options and unvested restricted stock	—	119,066

Diluted weighted-average shares	27,243,316	27,353,821
Basic EPS	$(6.95)	$0.53
Diluted EPS	$(6.95)	$0.52

8. Contingent capital and credit facilities

RAM Re has contingent capital and credit facilities totaling $180.0 million, the details of which are discussed in the following:

As of March 31, 2008 and December 31, 2007, the Company maintained a $90.0 million credit facility with major commercial banks. The facility may be drawn upon by the Company if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by the Company. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual extension provision subject to approval by the banks, was not extended for an additional year on May 11, 2008. The facility has a term ending on May 11, 2015. As of March 31, 2008, no amounts were outstanding under this facility. The Company also maintained a second $40.0 million contingent capital facility with two highly rated commercial banks as of March 31, 2008 and December 31, 2007. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover losses exceeding the minimum threshold from public finance obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The $40.0 million facility has an annual extension feature, subject to approval of the lenders, and was not extended for an additional year on February 3, 2008. The facility has a term ending on February 3, 2014. As of March 31, 2008, no amounts were outstanding under this facility. The Company is working on extending or replacing its contingent capital facilities because a greater benefit is received from the rating agency capital models if they have a term of at least seven years. If the Company is unsuccessful in extending or replacing these facilities, it would have a negative affect on its rating agency capital position.

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

The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50.0 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” and on CreditWatch for a downgrade by Standard & Poor’s and “A2” on negative outlook by Moody’s. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of March 31, 2008, the perpetual put options have not been exercised. During the three-month period ended March 31, 2008 and 2007, expenses of $0.3 million and $0.1 million, respectively, were paid relating to the operation of the facility. See further discussion in Note 12 on the fair value measurement of this facility.

9. Long-term debt

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

The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of RAM Holdings, in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and a make whole amount, amounting to a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $681,849 has been recorded for each of the three months ending March 31, 2008 and 2007.

10. Redeemable Preferred Shares

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75.0 million. The preferred shares bear a non-cumulative, non mandatory dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon declaration by the board of directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. The Company can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that can be redeemed at the redemption price and a “make-whole” amount, amounting to dividends for the remainder of the period to December 15, 2016. During the three months ended March 31, 2008 and 2007 there have been no dividends declared or paid.

11. Stock Based Compensation Plan

Stock based compensation for the three months ended March 31, 2008 and 2007 was $283,907 and $182,971, respectively. For both the three months ended March 31, 2008 and 2007, the Company also recognized $25,488, of compensation expense for stock options with an exercise price less than the market value of the underlying common stock on the date of the grant under APB 25. The effect on both the basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007 was $0.01 for both periods.

12. Fair Value of Financial Instruments under FAS 157

Effective January 1, 2008, the Company adopted FAS 157. FAS 157 establishes a hierarchy of inputs in measuring fair value, with the highest level being observable inputs and the lowest being unobservable data, with the standard requiring that the use of observable inputs is maximized (see Note 6 Credit Derivative Instruments for a description of each of the three levels). The following table presents the fair value measurement levels for assets and liabilities, which the Company has recorded at fair value as of March 31, 2008:

	Total	Level 1	Level 2	Level 3

Financial Assets:
Fixed maturity investments	$711,591,419	$76,615,226	$632,397,112	$2,579,081
Other financial instruments	36,670,000	—	—	36,670,000
% of assets at fair value	100%	10%	85%	5%

Financial Liabilities:
Derivative Liabilities (1)	$347,099,082	$—	$—	$347,099,082

% of liabilities at Fair value	100%	—	—	100%

(1) See Note 6 Credit Derivative Instruments for further disclosures on the adoption of FAS 157.

The Company’s fair values of fixed maturity and short-term investments are based on quoted market prices all of which are based on observable market inputs where available. The majority of prices are obtained from the last reported trade on each security or a similar security. If there are no trades reported on that security or a similar security, then the security is modeled using both observable and unobservable inputs. A modeled price uses estimates which include the underlying collateral performance, cash flow expectations, and interest rate for the future cash flows. The Company has assessed pricing methodologies and related inputs and evaluated the fixed income securities in the investment portfolio to determine the appropriate FAS 157 fair value hierarchy level based on trading activity and observability of inputs. Based on the Company’s evaluation, each security was classified as Level 1, 2, or 3. Prices with observable market inputs were classified as Level 2, prices on money market funds and US treasuries were classified as Level 1, and valuations with no significant observable inputs were classified as Level 3 as of March 31, 2008.

At March 31, 2008 and December 31, 2007, two securities within our fixed maturity portfolio were valued using unobservable inputs, therefore the valuations were assessed as Level 3.

The following table presents the fixed maturity investments for which fair value was measured under Level 3 for the period to March 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

Balance, December 31, 2007	$3,847,504

Total realized losses included in earnings	(1,263,000)
Total unrealized losses included in other comprehensive income	(5,423)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, March 31, 2008	$2,579,081

The Company’s fair value on Other Financial Instruments relates to the put option on the Company’s preferred share soft capital facility, which represents the value to the Company in the current market environment. The put option is a financial instrument and is required to be fair valued. As at March 31, 2008, the unrealized gain on this financial instrument was $36.7 million and is included in other financial instruments on the consolidated balance sheet. The movement in fair value of $1.3 million is included as an unrealized gain on other financial instruments in the statement of operations. Valuations are based on unobservable inputs including assumptions over the Company’s performance and future outlook, the facility, the current market conditions, and other similar instruments in the market. Assumptions include the current rate paid for the facility (LIBOR plus 200bps at March 31, 2008), the term of the facility and the Company’s rating, along with judgmental factors such as the market perception of the facility and the Company.

The following table presents the Other Financial Instruments for which fair value was measured under Level 3 for the period to March 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

Balance, December 31, 2007	$35,330,000

Total gains (realized and unrealized) included in earnings	1,340,000
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, March 31, 2008	$36,670,000

Since there is currently no active market for the put option and due to the significant number of the unobservable inputs used in the valuation, the valuation was considered to be Level 3.

13. Loss and Loss Adjustment Expense Reserve

The Company’s liability for losses and loss adjustment expenses consists of case basis loss reserves and an unallocated reserve. Movement in the provision for losses and loss adjustment expenses is summarized as follows:

	March 31, 2008	December 31 2007

Case basis loss reserves:
Balance – Beginning of period	$30,447,036	$3,009,524
Less: Recoverables on paid losses	(1,807,941)	(915,900)

Net balance – Beginning of period	28,639,095	2,093,624

Additions to case reserves related to:
Current year	—	8,036,791
Prior years	27,597,899	18,134,969

Total additions to case reserves	27,597,899	26,171,760

Net losses paid related to:
Current year	—	—
Prior years	7,085,640	(373,707)

Total paid	7,085,640	(373,707)

Net balance – End of period	49,151,354	28,639,095
Add: Recoverables on paid losses	1,898,104	1,807,941

Balance – End of period	51,049,458	30,447,036

Unallocated loss reserve:
Balance – Beginning of period	33,350,708	11,496,254
Net provision for unallocated reserves established	14,545,043	21,854,454
Transfers to case reserves	(4,615,084)	—

Balance – End of period	43,280,667	33,350,708

Total losses and loss expense reserve	$94,330,125	$63,797,744

The deterioration in the US residential mortgage markets has resulted in the establishment of a significant amount of case basis loss reserves being recorded on the policies that have defaulted or have a high probability of defaulting. Additions to case basis reserves of $27.6 million for the three months ended March 31, 2008 and $26.2 million for the year ended December 31, 2007, represent the greater of the Company’s proportionate share of loss reserves established by ceding companies and the judgment of management. The net unallocated reserve increase of $9.9 million for the three months ended March 31, 2008 includes (i) an additional calculated amount of $19.9 million relating to US residential mortgage-backed securities (“RMBS”) exposure where the development of a default is probable but the actual loss has not been specifically identified, (ii) a decrease in par of the inforce insured portfolio, and (iii) a transfer of $4.6 million from unallocated to case reserves. The company has insured RMBS exposure of $2.5 billion, of which $607.9 million has case reserves totaling $48.5 million at March 31, 2008. RMBS exposure includes obligations backed by subprime, closed-end second mortgage loans and home equity lines of credit. The Company’s estimate of loss reserves related to RMBS exposure represent management’s best estimate of total losses for these exposures but actual losses may differ materially from these estimates. The Company continues to monitor the performance of these exposures and will update estimates of loss as new information reflecting future performance is available.

14. Share Capital

As at March 31, 2008, authorized share capital was 90,000,000 common shares and 10,000,000 undesignated preference shares with a par value of $0.10 each. During the three months ended March 31, 2008 and 2007, 9,724 and nil, respectively, restricted stock units vested and were issued as share capital, increasing the common shares issued and outstanding. Common shares issued and outstanding as at March 31, 2008 and December 31, 2007, were 27,248,700 and 27,238,976, respectively.

15. Commitments and Contingencies

On July 1, 2005, the Company entered into a retrocession agreement with a “AA” rated financial guaranty company to retrocede certain business that exceeds its single risk limits on a facultative basis. The retrocessional agreement requires an annual minimum of $1.0 million written premiums or $750,000 in premiums written and $1.5 million of adjusted gross premiums on installment transactions

16. Other Receivables

During the three months ended March 31, 2008 the Company renewed its Directors & Officers (“D&O”) insurance. One of the policies forming part of the total coverage involved a premium of $5.0 million, $4.0 million of which is refundable to the Company if no claims are made under the policy by the end of the period of coverage. The Company believes that there has not been a transfer of significant insurance risk on this part of the coverage and accordingly have treated the policy as non risk transfer. Of the $5.0 million paid for this part of the coverage, $4.0 million, representing the amount currently expected to be recovered from the insurers, has been accounted for as a receivable in other receivables on the balance sheet and the Company has expensed in the current period the $1.0 million premium which it does not expect to recover.

17. Risk and Uncertainties

A downgrade of RAM Re’s ratings could have a material adverse affect on RAM Re’s ability to compete in the financial guaranty reinsurance industry and significantly decrease the value of the reinsurance provided. In some cases upon a downgrade of our financial strength ratings by Standard & Poor’s, and in all cases upon a downgrade of our rating by Moody’s, the primaries would have the right, after a cure period, to increase the ceding commission, as stipulated in the treaties, or terminate the treaties and either leave their existing business with RAM Re or recapture it. In the case of a downgrade by S&P from AAA to AA, some but not all the primaries may increase the ceding commission and/or may have the right to terminate their treaties with RAM Re. RAM Re’s treaty contracts provide for a cure period, generally between 30 to 90 days, in which RAM Re may restore its ratings or restore the reinsurance credit received by the primaries from the rating agencies to the level associated with RAM Re’s rating prior to downgrade by providing additional collateral, which may be in the form of additions to the trust accounts maintained by RAM Re for the benefit of its U.S. based customers. To the extent policies are recaptured, RAM must forfeit to the primary an amount determined by formula under each treaty which generally consists of RAM’s allocated share of the statutory unearned premium, net of the ceding commission paid by RAM to the primary (subject to a penalty amount in some cases), and loss reserves established with respect to the policies ceded, as applicable. In some cases, the primaries may have the right to select specific years of business written to recapture, and a decision by a primary to recapture, for example, all business written prior to 2006, could have a material adverse effect on us because of the projected losses associated with the business written in the last two years.

Through March 31, 2008, RAM Re had been assigned a “AAA” (Extremely Strong) rating on CreditWatch with negative implications from Standard & Poor’s and a “Aa3” (Excellent) with negative outlook rating from Moody’s. Standard & Poor’s stated that the ratings action changing the outlooks from negative to Credit watch with negative implications on February 14, 2008, reflects Standard & Poor’s calculated shortfall of approximately $82 - $132 million in RAM Re’s capital requirement to maintain its AAA rating at December 31, 2007. Standard & Poor’s also stated that the action incorporates and elevates the importance of RAM Re demonstrating improved financial metrics, as first cited in July 2006 when Standard & Poor’s assigned a negative outlook to RAM Re and RAM Holdings. Standard & Poor’s has not yet taken any further action with respect to its ratings of RAM Re but could do so at any time. Moody’s stated that the negative outlook assigned on March 7, 2008, reflects continued uncertainty regarding both the ultimate performance of mortgage and mortgage-related collateralized debt obligation exposures, as well as RAM Re’s future underwriting prospects given its reliance on the primaries for business. On May 12, 2008, Moody’s announced that it is revising its assumptions on 2005-2007 vintage subprime second-lien mortgage products and their potential impact on financial guarantors. It is not yet clear what impact, if any, the revised assumptions may have on RAM Re.

An actual reduction in or loss of rating could have a material adverse affect on our ability to compete, on the terms of our reinsurance and on our financial results, particularly if the downgrade is below the AA-level. RAM is pursuing a number of alternatives to improve its capital position, including but not limited to: commutations and reassumption of selected exposures with our customers, seeking reinsurance and reducing its growth. There can be no assurance that the Company will achieve its plans to improve its capital position, see also note 8 “Contingent Capital and Credit Facilities.”

RAM Re continues to maintain treaties with the majority of its major customers at this time. RAM Re renewed two treaties that were effective in the first quarter with AAA-rated ceding companies, as well as cancelled one treaty and allowed another treaty to expire relating to non-AAA rated ceding companies. The remaining two treaties will expire if not renewed in the second quarter. The Company expects new business written in 2008 to be substantially lower than 2007 as a result of a number of factors arising out of the effect of the subprime and credit crisis on the financial guaranty industry, including the following:

•	RAM Re is in a rating agency capital constrained position

•	RAM Re has discontinued treaties with two ceding companies that were downgraded below AAA

•

Most of the remaining AAA-rated ceding companies with which RAM Re has treaties are reported to be in a rating agency capital constrained position, and two of them have reported very low volume of business written and expected to be written until confidence in their financial position is restored

•	Reduced structured finance issuances

•	Lower insured penetration of the public finance market

RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access debt and equity markets, which may be unlikely in the near term given current market conditions and the Company’s current stock valuation. Our principal uses of liquidity are for payment of interest on our senior notes, payment of dividends on preference shares if declared by the Board of Directors of RAM Holdings and capital investments in RAM Re. Based on the amount of dividends that we received from RAM Re, we believe that we will have sufficient liquidity to satisfy our needs over the next twelve months. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as additional losses, amount and timing of claims payments, the amounts required to be held by us in trust for the benefit of our U.S. regulated customers, adverse market changes, insurance regulatory changes, changes in general economic conditions beyond the next twelve months and Bermuda law. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future. Further increases in loss reserves for RMBS and credit impairments in CDOs, and resulting claims payments in respect of those losses and impairments, would increase cash outflows and could require RAM Re to sell investment securities.

18. Other Matters

Certain of our ceding companies have reported that they are exploring or pursuing claims against the originators of RMBS transactions, counterparties to their credit default swaps on ABS CDOs, and potentially other parties, relating to transactions with respect to which they have established case basis reserves or expect impairments, as applicable. In the case of claims against the originators of RMBS transactions, one of our ceding companies has reported that it is evaluating potential recoveries with respect to its claims, including assessing the likelihood of such recoveries, as a result of which it may establish salvage and subrogation reserves. In general, if a ceding company pays a claim and has recourse through subrogation rights, the Company would benefit based on its proportionate share of risk. One of our ceding companies has reported that it has terminated certain credit default swaps as to which we have exposure, but that the counterparty to the credit default swaps disputes the effectiveness of the termination, as a result of which the parties are in litigation. If this ceding company succeeds in enforcing its termination of the credit default swaps as to which we have exposure, we would be released from our proportionate share of the derivative liability. We do not have access to information necessary to evaluate the claims being pursued by our ceding companies, and therefore we do not intend to reflect any benefit of these claims in our financial statements until such time as our ceding companies do so.

In 2001, 2002 and 2003, RAM Re insured approximately $84.2 million of Jefferson County, Alabama sewer revenue warrants. The warrants are secured by pledge of net revenues of the County’s sewer system. The County’s sewer system warrants were recently downgraded to Caa3/CCC by Moody’s and S&P respectively due to a potential lack of revenue to meet the scheduled debt service. RAM Re does not believe we will have a loss on the credit. However, we will continue to actively monitor the credit.

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

RAM’s forward-looking statements herein may turn out to be incorrect and are based on current expectations and the current economic environment. RAM’s actual results may vary materially. The following factors could cause actual results to differ materially:

•	downgrades of our financial strength ratings from the rating agencies;

•	our inability to execute our business strategy;

•	reduction in the amount of reinsurance ceded by one or more of our principal primary insurers;

•	contract cancellations;

•	more severe or frequent losses associated with our reinsurance products;

•	dependence on customers;

•	decreased demand for our reinsurance or increased competition in our markets;

•	regulatory or legislative developments;

•	loss of key personnel;

•	technological developments;

•	change in regulation or tax laws;

•	performance of invested assets;

•	the effects of mergers, acquisitions and divestitures;

•	changes in accounting policies or practices;

•	changes in general economic, credit, interest rate or foreign currency environment; and

•	other risks and uncertainties that have not been identified at this time.

These statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007, for RAM Holdings Ltd. included in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the

Securities and Exchange Commission (“SEC”).

RAM is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our periodic reports filed with the Securities and Exchange Commission.

Overview

RAM Holdings Ltd. is a Bermuda-based provider of financial guaranty reinsurance, conducting substantially all of our operations through our wholly owned subsidiary, RAM Reinsurance Company Ltd. (“RAM Re”). RAM Re’s financial strength ratings from the rating agencies affect our ability to compete in the market of providing reinsurance to the primary financial guaranty insurers. On February 1, 2008, Moody’s announced that it had placed the Aa3 rating of RAM Re on review for possible downgrade, reflecting Moody’s revised expected loss projections for residential mortgage backed securities and related collateralized debt obligations risk, and the corresponding implications for RAM Re’s capital adequacy. On February 14, 2008, Standard & Poor’s placed the AAA rating of RAM Re on CreditWatch with negative implications. Standard & Poor’s stated that under its guidelines, CreditWatch with negative implications means that there is a one-in-two chance of a ratings change within the short term, typically within 90 days. Standard & Poor’s has not yet taken any further action with respect to its ratings of RAM Re but could do so at any time. On March 7, 2008, Moody’s confirmed the Aa3 insurance financial strength rating of RAM Re and changed the outlook to negative. Moody’s stated that RAM Re remains adequately capitalized for its Aa3 rating, although it had a capital cushion of only $10 million for this rating. Moody’s stated that the negative outlook assigned reflects continued uncertainty regarding both the ultimate performance of mortgage and mortgage-related collateralized debt obligation exposures, as well as RAM Re’s future underwriting prospects given its reliance on the primaries for business. On May 12, 2008, Moody’s announced that it is revising its assumptions on 2005-2007 vintage subprime second-lien mortgage products and their potential impact on financial guarantors. It is not yet clear what impact, if any, the revised assumptions may have on RAM Re. A reduction in our ratings below the AA/Aa rating level could have a material adverse affect on our ability to compete, on the terms of our reinsurance and on our financial results, as such reduction could result in a significant loss of rating agency capital credit for our customers. RAM is pursuing a number of alternatives to improve its capital position, including but not limited to commutations and reassumption of selected exposures with our customers, seeking reinsurance and reducing our growth. Accessing the capital markets may not be a cost-effective option unless RAM’s quoted stock price improves in the future. The Company expects new business written in 2008 to be substantially lower than 2007 as a result of a number of factors arising out of the effect of the subprime and credit crisis on the financial guaranty industry, including the following:

•	RAM Re is in a rating agency capital constrained position

•	RAM Re has discontinued treaties with two ceding companies that were downgraded below AAA

•

Most of the remaining AAA-rated ceding companies with which RAM Re has treaties are reported to be in a rating agency capital constrained position, and two of them have reported very low volume of business written and expected to be written until confidence in their financial position is restored

•	Reduced structured finance issuances

•	Lower insured penetration of the public finance market

Our business consists of a single operating segment, financial guaranty reinsurance, the purpose of which is to indemnify a primary financial guarantor, referred to as the primary insurer, against the portion of any loss it may sustain under financial guaranty policies it has ceded to us. We reinsure policies covering both U.S. and international exposures. We market our reinsurance directly through the execution of treaty and facultative contracts with primary insurers.

Critical Accounting Policies

Our unaudited interim consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America (“GAAP”), are determined using estimates and assumptions. Actual results and amounts realized could ultimately be materially different from the amounts currently provided for in our unaudited interim consolidated financial statements. Critical accounting policies are those that management believes to be inherently complex and subjective, and therefore an understanding of the accounting policies pertaining to these items is important. Amongst the estimates included in our financial statements, estimates relating to loss and loss adjustment expense reserves, valuation of derivative financial instruments, and valuation of the investment portfolio including other than temporary impairments of investments require us to make significant judgments and such estimates could potentially result in materially different results under different assumptions and conditions. These estimates are summarized below, and the discussion that follows should be read in conjunction with our unaudited interim consolidated financial statements and notes included in this quarterly report and our Form 10-K filing with the SEC on March 17, 2008, which includes our December 31, 2007, audited consolidated financial statements and notes.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurement” (“FAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The Company adopted FAS 157 effective January 1, 2008, see “FAS 157 Disclosures” below for further information.

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft among other things, would change current industry practices with respect to the recognition of premium revenue and claim liabilities. In addition, the Exposure Draft would require that the measurement of the initial deferred premium revenue (liability) be the present value of the installment premiums due pursuant to the terms of the financial guarantee insurance contract, thereby changing current industry accounting practice with respect to insurance policies with installments by requiring that the present value of installment premiums due under such contracts, currently or in the future, be recorded on the Company’s balance sheet as premiums receivable and unearned premiums. Under current industry practice such premiums are not reflected on the balance sheet. When the FASB issues authoritative guidance the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting for loss reserves, premium recognition and acquisition cost recognition, and these changes could have a material effect on our financial statements. The comment period for the Exposure Draft closed on June 15, 2007. A FASB Round Table discussion was held in early September 2007 with another FASB meeting held in January 2008. The FASB has indicated that the final FASB Statement is expected to be issued in the second quarter of 2008. The Company is assessing the potential impact and at this time is unable to quantify the effect of the adoption of the proposed interpretation. Until the authoritative guidance is issued, the Company intends to continue to apply its existing policies with respect to its accounting for the establishment of both case and unallocated reserves as well as for premium recognition and deferred acquisition costs.

Losses and Loss Adjustment Expense Reserves

The following table summarizes our reserves as at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

	($ in thousands)

Case	$51,049	$30,447
Unallocated	43,281	33,351

Total	$94,330	$63,798

Estimates of our reserves for loss and loss adjustment expenses are substantially dependent on the surveillance activities and reserving policies of the primary insurers and our estimates are subjective and are based on the judgment of both the primary insurer and our senior risk and finance personnel and, therefore, the final liability may materially differ from amounts estimated and reserved.

Over the past several months, there has been considerable stress in the U.S. residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. The Company is exposed to U.S. residential mortgages through our reinsurance of residential mortgage-backed securities, or “RMBS”, and indirectly through our guarantees of collateralized debt obligations or “CDOs”. CDOs are securities backed by portfolios of assets that may include a combination of bonds, loans, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. As of March 31, 2008 and December 31, 2007, we established $47.4 million and $26.4 million, respectively, of case reserves relating to 2005-2007 RMBS and established $35.5 million and $15.6 million, respectively, of unallocated loss reserve relating to RMBS losses that are probable to occur but cannot be specifically identified. Of the $35.5 million unallocated loss reserves relating to RMBS losses, we transferred $4.6 million to case reserves in the quarter. This addition to unallocated loss reserves is an extension of our reserving methodology and is based generally on increases in unallocated reserves for RMBS by our primary insurers. Additionally, the Company has been ceded credit impairments relating to CDOs amounting to $56.8 million and $44.4 million respectively, that is embedded in the valuation of credit derivatives below (see also “non GAAP measures” below)

Valuation of Credit Derivative Instruments

Statement of Financial Accounting Standard No. 149, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards for derivative instruments. RAM’s exposure to credit derivative instruments is through reinsurance of credit default swap contracts issued by ceding companies. These contracts are held to maturity by the ceding companies and were generally considered risk remote because at origination they insured highly rated tranches of structured credit default swap obligations with significant first loss protection. Management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance but they do not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FAS 149. Therefore, we are required to account for these assumed credit default swaps on the balance sheet at fair value and changes in fair value due to market conditions are reported in our Consolidated Statement of Operations. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statement of Operations. The “Realized gains and losses” component of this change in fair value includes, (i) net premiums earned on credit derivative policies, including current premiums receivable on assumed credit derivative polices, net of ceding commissions, (ii) credit impairment reserves, based on estimated future claim payments, and (iii) loss payments to the reinsured including losses payable upon the occurrence of a credit event. The “Unrealized gains and losses” component of the “Net change in fair value of credit derivatives” includes all other changes in fair value, including changes in instrument specific credit spreads.

Through June 30, 2007, RAM had valued its credit default swap portfolio using an internally developed model. While the model estimated an appropriate fair value during normal market conditions, the internal model output would not fully reflect the effect of the present market conditions and the large changes in credit spreads currently being experienced. Management therefore determined that a more appropriate basis for our estimate of fair value was to use, from September 30, 2007 onward, the valuation information provided to us by our ceding companies as they have access to each underlying risk and their internal models are able to reflect more detailed market data for each of those underlying risks. The ceding companies use their own internal valuation models where market prices are not available. Due to the limited availability of quoted market prices for these derivative contracts and the inherent uncertainties in the assumptions used in models, different valuation models may produce materially different results and be materially different from actual experience. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps written by ceding companies and assumed by us. In addition, due to the complexity of fair value accounting and the application of FAS 133, future amendments or interpretations of FAS 133 may cause us to modify our valuation methodology in a manner which may have an adverse impact on our financial results. Management assess the reasonableness of the ceding companies’ valuations by i) discussions with primary insurers on their mark-to-market valuation methodology including the nature of changes in key assumptions, ii) reviewing the primaries’ publicly available information regarding their mark-to-market process, including methodology and key assumptions, and iii) assessing the reasonableness of the valuations, including changes in the reported valuations against current observable market data including credit spread movements and collateral delinquency information. On January 1, 2008 the Company adopted FAS 157. Under FAS 157, the use of valuation information provided to us by our ceding companies remains appropriate for the reasons described above, as well as the fact that the credit default swaps we reinsure are the same as that valued by our primaries, and we view our hypothetical principal market to be the same as our primaries, being other monoline financial guarantors. The Company’s fair value on credit derivatives is adjusted for credit risk in accordance with FAS 157. Upon occurrence of specific credit events such as a default, an appropriate credit impairment reserve is established in the derivative liability line item on the balance sheet to reflect the fair market value. Upon occurrence of specific credit events such as a default, an appropriate credit impairment reserve is established in the derivative liability line item on the balance sheet to reflect the fair market value.

Valuation of Other Financial Instruments.

The put option relating to the Company’s preferred share soft capital facility of $50.0 million, which is described in more detail under “Liquidity and Capital Resources – Capital Resources”, is fair valued with the fair value measurement representing the value to the Company in the current market environment. The gain or loss on the put option is recorded on the consolidated balance sheet and changes in fair value are reported through the statement of operations in “Unrealized Gain/(Loss) on Other Financial Instruments”. Unobservable inputs are used to value the put option and include assumptions regarding the creditworthiness of the Company and the structure of the facility as well as other similar instruments in the market.

Valuation of Investment Portfolio

The Company has classified its fixed-maturity investments as available for sale as defined by Statement of Financial Accounting Standards No. 115 (“SFAS 115”). Available for sale investments are carried at fair value, with unrealized appreciation or depreciation reported as a separate component of accumulated other comprehensive income. All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of fixed maturity investments are determined on the basis of amortized cost. Gains and losses on sale of investments are included in investment income when realized. The cost of securities sold is determined using the specific identification method. Short-term investments are carried at amortized cost, which approximates fair value, and include all securities with maturities greater than 90 days but less than one year at time of purchase. All declines in fair value below cost that are considered other than temporary are recognized in income. Factors considered when assessing impairment include: (i) securities whose market values have declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether the Company has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. Our assessment of a decline in value includes our current judgment of the factors noted above. If that judgment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary. The Company’s investment guidelines require the orderly sale of securities that do not meet investment guidelines due to a downgrade by rating agencies or other circumstances

We have provided tables to summarize unrealized losses in our investment portfolio under “Liquidity and Capital Resources”.

Consolidated Results of Operations

The following table presents summary consolidated results of operations data for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,

	2008	2007

	($ in thousands)
Revenues:
Gross written premiums	$17,647	$20,714
Net written premiums	16,647	20,714
Net earned premiums	13,198	12,509
Net change in fair value of credit derivatives	(163,770)	979
Net investment income	8,213	7,645
Net realized investment losses	(912)	—
Net unrealized gain on other financial instruments	1,340	—

Total revenues	$(141,931)	$21,133
Expenses:
Loss and loss adjustment expenses	37,528	(1,014)
Acquisition expenses	4,619	4,421
Operating expenses	4,709	2,720
Interest expense	682	682

Total expenses	$47,538	$6,809

Net Income (loss)	$(189,469)	$14,324

Net Income (Loss)

Net income/(loss) for the three months ended March 31, 2008, was ($189.5) million, a decrease of $203.8 million compared to the three months ended March 31, 2007. The decrease in net income for the 2008 period as compared to 2007 is due primarily to higher unrealized losses on credit derivatives of $166.4 million, resulting from the widening of credit spreads in the market and the deterioration of underlying collateral including $12.4 million increase to our credit impairment reserves, on our inforce portfolio of credit derivative contracts. Additionally, the decrease in net income relates to the combined effect of (i) an increase in net case basis reserves of $20.6 million, and (ii) an increase in unallocated loss reserves of $9.9 million, primarily associated with the deterioration in the performance of reinsured RMBS.

Gross Written Premiums

	Three Months Ended March 31,

	2008	2007

	($ in thousands)
Public Finance	$10,630	$14,784
Structured Finance	7,017	5,930

Total	$17,647	$20,714

Gross written premiums for the three months ended March 31, 2008, were $17.6 million, a decrease of $3.1 million or 15% in comparison to the three months ended March 31, 2007. Public finance premiums written decreased to $10.6 million from $14.8 million, or 28%, for the three months ended March 31, 2008, compared to the same period in 2007. This decrease in public finance premiums written is as a result of a decline in the cessions from our primaries due to lower insured penetration of the public finance market. Structured finance premiums written were $7.0 million for the three months ended March 31, 2008 compared to $5.9 million in the prior year, an increase of $1.1 million, or 19%. This increase is largely a result of the large amount of installment business written during 2007.

The Company expects gross premiums written in 2008 to be lower compared to prior year as discussed in the Overview above.

Net Written Premiums

Net written premiums for the three months ended March 31, 2008 were $16.6 million, 20% below the $20.7 million of net written premiums in the comparable 2007 period. The Company currently has one retrocessional agreement in place and during the first quarter of 2008 we ceded premiums of $1.0 million pursuant to that agreement, compared to $nil in the first quarter of 2007.

Net Earned Premiums

	Three Months Ended March 31,

	2008	2007

	($ in thousands)
Public Finance	$6,398	$6,924
Structured Finance	6,800	5,585

Total	$13,198	$12,509

Net earned premiums for the three months ended March 31, 2008, were $13.2 million, compared with $12.5 million for the comparable 2007 period, an increase of 6%. The significant increases in upfront premiums from public finance business in past years, as indicated by growth in unearned premiums on the balance sheet, and the increase in installment premiums from the structured finance business assumed in prior years contributed to this growth. During the three months ending March 31, 2008, refundings totaled $0.5 million compared to $1.9 million for the three months to March 31, 2007. Refundings represent an acceleration of earned premiums that occurs when an obligation that we have reinsured is retired or defeased prior to its scheduled maturity which, in turn, results in the recognition of any remaining unearned premiums and deferred policy acquisition costs associated with the obligation.

Net Change in Fair Value of Credit Derivatives

The net change in fair value of credit derivatives on our Consolidated Statement of Operations consists of the following related to our credit derivative policies:

	Three Months Ended March 31,
	2008	2007

	($ in thousands)
Change in fair value of credit derivatives:
Credit derivative premiums received and receivable	3,795	1,445

Acquisition expenses on credit derivatives	(1,181)	(436)

Realized gains (losses) and other settlements	2,614	1,009

Unrealized losses	(166,384)	(30)

Net change in fair value of credit derivatives	$(163,770)	$979

Credit derivative premiums received and receivable, which represents premium income relating to credit default swap policies were $3.8 million for the three months ended March 31, 2008, an increase of $2.4 million or 171% over the $1.4 million for the three months ended March 31, 2007. The growth is due to the increased cessions in 2007 along with a new treaty that was effective in the second quarter of 2007.

Net change in fair value of credit derivatives was ($166.4) million for the three months ended March 31, 2008. The net unrealized losses on derivative financial instruments reported during the three months ended March 31, 2008 was primarily due to the continuing deterioration in subprime mortgage assets and the corresponding widening credit spreads in the market, primarily related to credit default swaps on approximately $11.3 billion of par exposure. These contracts have experienced a $12.4 million increase in credit impairments which are expected to be paid out over the term of the contracts see non GAAP measures below.

In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of its derivative liability. The effect of adopting this requirement was a reduction in the Company’s derivative liability of approximately $110.5 million at March 31, 2008.

We view our assumed reinsurance of credit derivative policies to be an extension of normal financial guaranty business and intend to hold derivative financial instruments to maturity, so that in the absence of an actual loss, the changes in fair value estimates will net to zero over the term of the assumed business. Changes in the fair value of our derivative contracts do not reflect expected or actual claims or credit losses, unless otherwise identified as impairments, and have no impact on the Company’s claims-paying resources, rating agency capital or regulatory capital positions.

Net Investment Income

Net investment income increased to $8.2 million for the three months ended March 31, 2008, 8% above the $7.6 million for the three months ended March 31, 2007. The increase is primarily attributable to the growth of cash and invested assets of approximately 15% during the twelve months ending with the 2008 first quarter relating primarily to premiums written. This is offset slightly by a decrease in the book yield on invested assets. Our average book yields were 4.84% and 5.07% at March 31, 2008 and 2007, respectively.

Net Realized Losses on Investments

Net realized investment losses were $0.9 million and $nil for the three months ended March 31, 2008 and 2007, respectively. During the first three months of 2008, we realized a loss of $1.3 million from an other than temporary impairment of one security with subprime exposure. The Company had two other investments with subprime exposure with a fair value of $1.1 million at March 31, 2008, and immaterial unrealized losses. The Company does not believe these two subprime investments to be impaired. The realized loss is offset by gains of $0.4 million from the sale of fixed maturity securities. Net gains on securities sold are generated incidental to the ongoing management of the investment portfolio. The Company had no other write-downs of investments for other than temporary impairment losses for the three months ended March 31, 2008.

Net Unrealized Gains (Losses) on Other Financial Instruments.

Net unrealized gains on other financial instruments were $1.3 million during the first three months of 2008 compared to $nil in the comparable 2007 period. The unrealized gain on other financial instruments relates to a $50.0 million put option the Company has in place with respect to its preferred share soft capital facility. The put option allows the Company to issue preferred shares to a trust that holds the $50.0 million in investments in exchange for the proceeds of the liquidation of the investments held in the trust. The unrealized gain represents the increase in value of the soft capital facility to the Company compared to the estimated current cost of similar capital that can be obtained in the current market.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three months ended March 31, 2008, were $37.5 million and were ($1.0) million for the three months ended March 31, 2007. The loss and loss adjustment expense for the three month period ended March 31, 2008, was mainly driven by (i) a net increase in case basis reserves of $20.6 million, and (ii) an increase in unallocated loss reserves of $9.9 million primarily related to future losses on RMBS, generally vintages between 2005-2007, that are probable but cannot be allocated directly to a specific policy. The negative loss provision of ($1.0) million for the three months ended March 31, 2007 resulted from loss mitigation efforts by the primaries and is not typical.

Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as trends in the reserving practices of our ceding insurers and specific credit events within reinsured obligations.

The components of incurred losses and loss adjustment expenses for the three months ended March 31, 2008 and 2007, are provided in the table below:

	Three Months Ended March 31,

	2008	2007

	($ in thousands)
Paid losses	$7,086	$799
Change in case reserves	20,602	(444)
Change in unallocated reserves	9,930	(141)
Change in recoverables	(90)	(1,228)

Incurred losses and loss adjustment expenses	$37,528	$(1,014)

As a result of this activity, our total reserves for losses and loss adjustment expenses at March 31, 2008, increased by $30.5 million when compared to total reserves at December 31, 2007.

Over the past several months, there has been considerable stress in the US residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. RAM Re is exposed to US residential mortgages through our reinsurance of residential mortgage-backed securities, or “RMBS”, and indirectly through our guarantees of collateralized debt obligations or

“CDOs” backed by RMBS. CDOs are securities backed by portfolios of assets that may include a combination of corporate bonds, loans, RMBS, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. CDOs backed by significant amounts of RMBS are known as “ABS CDOs”. As of March 31, 2008, we have established $47.4 million of case reserves relating to specific 2005-2007 RMBS exposures and an additional $35.5 million of unallocated loss reserve relating to RMBS losses that are probable but can not be specifically identified, less $4.6 million of unallocated reserves relating to RMBS transferred to case reserves. Additionally, the Company has been ceded credit impairments relating to CDOs amounting to $56.8 million reported separately through the valuation of credit derivatives (see non GAAP measures below).

The following summarizes RAM Re’s exposure to residential mortgage-backed securities, or RMBS, and CDOs, as of March 31, 2008.1 RAM Re generally follows the classifications for mortgage and CDO securities used by the primary insurers and reported to RAM Re.

As a reinsurer we report outstanding exposure on a one quarter lag, which is consistent with the reinsurance industry practice. However, we closely monitor any credit changes on an ongoing basis through discussions with the primaries and rating agencies. The RAM Re ratings shown in the tables below are based on the current ratings of the primaries and the rating agencies as of our review on April 15, 2008.

Residential Mortgage Backed Securities (“RMBS”) Exposure

The following table summarizes RAM Re’s RMBS outstanding par exposure as of March 31, 2008, by loan type and vintage.

($ in millions)	Pre- 2002	2002	2003	2004	2005	2006	2007	Total OS

Sub-prime	5.5	9.8	50.8	32.1	19.6	44.7	245.8	438.4
Other Mortgage	40.2	10.4	14.9	197.0	160.2	574.8	1,026.0	2,023.6
International	3.2	11.7	186.5	148.6	117.8	231.6	196.0	895.4

	78.9	31.9	252.3	377.7	297.7	851.1	1,467.9	3,357.5

As discussed above, RAM Re generally follows the classifications for RMBS securities used by the primary insurers and reported to RAM Re. In general, the primary insurers define the various residential mortgage product types as follows:

Prime 1sts – First lien, predominantly single-family residential mortgage loans to prime borrowers. Prime borrowers typically have credit scores above 660, on average better than 680.

HELOCs – Revolving home equity lines of credit, typically second lien and floating rate. These loans are typically made to prime quality borrowers.

Closed-end Seconds (CES) – Second-lien loans similar to HELOCs except that they have a fixed amount disbursed at closing and no additional borrowing allowed over the life of the loan and are typically fixed rate.

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

[1] RAM Re reports outstanding exposures on a one-quarter lag basis.

International – Mortgage loans on properties outside of the United States.

The following table provides the break-down of RAM Re’s mortgage exposure outstanding as of March 31, 2008, for deals closed since January 1, 2005, by product type and RAM Re Rating.2

Mortgage Securities Exposure
Net Par Outstanding as of March 31, 2008
Vintages 2005 - Q1 2008

	RAM Re Rating

($ in millions)	AAA/AA	A	BBB	BIG*	Total

Prime 1sts	$67.4	$9.4	$—	$—	$76.8
HELOCs	49.3	10.5	184.9	479.9	724.5
Closed-End Seconds	48.5	7.7	229.1	192.6	478.0
Alt A	416.6	55.9	—	—	472.5
Sub-prime	133.1	—	177.1	—	310.2
Manuf. Housing	—	8.1	—	—	8.1
NIMs	0.1	0.3	0.8	—	1.2
International	526.2	2.3	16.9	—	545.4

Total	$1,241.2	$94.2	$608.8	$672.5	$2,616.7

* “BIG” stands for Below Investment Grade.

The typical RMBS securitization rated “A” or “BBB” by RAM Re is structured such that RAM Re’s exposure is to the senior-most risk layer. Accordingly, our outstanding par exposure in the table above represents a layer of risk starting from the rating shown in the table, up to and including the AAA risk layer. For example, $50 million of outstanding par exposure reported as BBB in the table above represents the senior-most risk ranging from BBB to AAA. By far the largest of the risk layers, and therefore most of the $50 million, is considered to be of AAA credit quality.

The following table lists the top five largest issuers of US mortgage securities in RAM Re’s portfolio by RAM Re par outstanding and provides the outstanding par amount of HELOC, closed-end seconds (“CES”), sub-prime and Alt-A issued by each.

	RAM Re’s Top 5 US Mortgage Issuers

		Total	HELOC	CES	Subprime	Alt-A
	Issuer Name	OS Par	OS Par	OS Par	OS Par	OS Par

	($ in millions)
1	Countrywide	$785.1	$534.4	$199.2	$37.5	$13.1
2	Residential Capital (GMAC-RFC)	350.8	153.6	128.1	59.5	9.2
3	Deutsche Bank	227.0	—	—	45.3	181.8
4	Morgan Stanley	107.5	13.3	—	94.1	—
5	Greenpoint	96.3	70.6	—	—	3.0

		$1,566.7	$772.0	$327.4	$236.3	$207.1

CDO Exposure

RAM Re also has exposure to mortgage collateral in CDOs. RAM Re’s exposure to mortgage collateral in CDOs is a sub-set of our CDOs backed by multi-sector (“MS”) collateral (see definition below). The following table sets forth the RAM Re Rating of the MS CDOs in our portfolio as of March 31, 2008.

[2] RAM Re ratings are current as of April 15, 2008. These ratings are assigned by RAM Re based on management’s judgment and take into consideration the ratings assigned by the primaries and the rating agencies. RAM Re undertakes no obligation to update its ratings, and such ratings do not constitute investment advice.

Multi-Sector CDOs by RAM Re Rating

RAM Re Rating	Outstanding Par	%

($ in millions)
AAA	$3,425.9	80.6%
AA	$42.2	1.0%
A	$154.5	3.6%
BBB	$42.0	1.0%
BIG	$585.6	13.8%

Total	$4,250.2	100.0%

RAM Re’s HG CDO exposure can be seen in more detail in our multi-sector CDO table below. We believe our ratings represent more timely ratings than that of the rating agencies.

The following table segregates RAM Re’s MS CDOs into four classifications:

•	HG - which are high-grade securities (rated single-A or higher, primarily AA),

•	CMBS - which are commercial mortgage-backed securities,

•	Mez - which are mezzanine securities (rated below single-A, primarily BBB) and

•	CDO - which are CDOs backed by CDOs (or “CDO-squared”).

Multi-Sector CDOs by Collateral Type

CDO Type	Outstanding Par	%

($ in millions)
HG	$1,033.8	24.3%
CMBS	2,840.2	66.8%
Mez	55.5	1.3%
CDO	320.6	7.5%

Total	$4,250.2	100.0%

The vintage distribution, based on closing date of CDO issuance, of RAM Re’s MS CDOs is broken out by CDO Type in the table below:

Multi-Sector CDOs by Vintage and Type

($ in millions)	CMBS	HG	Mez	CDO	Total

2000	—	—	0.2	—	0.2
2001	—	—	0.5	0.8	1.3
2002	0.4	—	17.1	—	17.5
2003	—	69.2	4.0	7.5	80.7
2004	45.2	—	33.5	56.8	135.5
2005	156.2	204.8	0.1	100.0	461.2
2006	232.6	332.2	—	5.6	570.4
2007	2,405.7	427.7	—	150.0	2,983.3

	2,840.2	1,033.8	55.5	320.6	4,250.2

The table below provides a listing of RAM Re’s multi-sector CDOs containing significant residential mortgage exposure and closed since January 1, 2005. The table lists each CDO transaction by vintage year and multi-sector type and provides the proportion of the collateral that is RMBS. The table also provides a break-down of the collateral into sub-prime RMBS, Alt A, CES, HELOCs, ABS CDOs, Non-ABS CDOs and Other. The “Other” category may include other RMBS types such as international and prime. Also shown is the current subordination level below RAM Re and RAM Re’s current internal rating. The data provided is based on the most recent information provided by the respective primary.

Listing of RAM Re 2005 – 2008 Vintage Multi-Sector CDOs with Significant RMBS Exposure

					Collateral Type %

Obligor Key	Year Insured	RAM Rating	Insured Amount	Current Subordination	Total RMBS	Subprime	Alt A	CES	HELOCs	ABS CDOs	Non- ABS CDOs	Other	Total

HIGH GRADE CDOs
RAM00006928	2005	AAA	50.0	20.1%	77%	33%	11%	0%	33%	8%	12%	3%	100%
RAM00006950	2005	AAA	74.8	49.5%	67%	42%	8%	0%	0%	23%	0%	27%	100%
RAM00007029	2005	AAA	80.0	11.5%	32%	10%	18%	0%	4%	0%	10%	58%	100%
RAM00007132	2006	BIG	59.4	12.0%	70%	16%	15%	6%	1%	30%	0%	32%	100%
RAM00007209	2006	A	99.9	11.1%	66%	12%	22%	9%	3%	24%	2%	28%	100%
RAM00007210	2006	BIG	37.4	11.7%	70%	8%	36%	0%	0%	8%	2%	45%	100%
RAM00007266	2006	AA	9.4	14.1%	76%	20%	0%	0%	32%	22%	1%	24%	100%
RAM00007318	2006	BBB	42.0	6.1%	73%	11%	25%	11%	2%	15%	1%	36%	100%
RAM00007324	2006	A	22.3	16.2%	57%	24%	2%	9%	0%	6%	29%	30%	100%
RAM00007337	2006	BIG	40.3	13.8%	75%	9%	55%	0%	0%	15%	10%	10%	100%
RAM00007339	2006	AAA	21.4	20.0%	73%	20%	15%	4%	0%	22%	5%	33%	100%
RAM00007448	2007	BIG	32.1	6.3%	80%	14%	46%	4%	2%	12%	7%	16%	100%
RAM00007465	2007	BIG	14.1	15.0%	70%	18%	15%	4%	0%	27%	3%	34%	100%
RAM00007579	2007	BIG	16.4	14.9%	66%	16%	29%	0%	0%	24%	6%	25%	100%
RAM00007583	2007	BIG	48.2	14.0%	53%	0%	37%	0%	0%	9%	2%	51%	100%
RAM00007587	2007	BIG	100.0	9.9%	49%	32%	10%	0%	0%	20%	10%	29%	100%
RAM00007588	2007	BIG	19.7	15.1%	68%	28%	17%	0%	0%	26%	4%	25%	100%
RAM00007589	2007	AA	31.1	17.0%	86%	24%	34%	0%	1%	10%	4%	27%	100%
RAM00007594	2007	BIG	14.4	15.3%	70%	12%	27%	0%	0%	30%	0%	31%	100%
RAM00007652	2007	BIG	16.9	10.0%	70%	21%	15%	5%	0%	30%	0%	30%	100%
RAM00007653	2007	BIG	23.4	15.6%	70%	28%	3%	0%	0%	25%	5%	38%	100%
RAM00007781	2007	AAA	36.0	14.9%	57%	53%	0%	0%	0%	0%	27%	20%	100%
RAM00007721	2007	BIG	13.1	15.0%	62%	6%	38%	5%	1%	26%	4%	20%	100%
RAM00007724	2007	A	32.3	15.0%	85%	44%	6%	4%	0%	4%	3%	40%	100%
RAM00007949	2007	AAA	30.0	20.1%	98%	78%	7%	0%	1%	0%	0%	14%	100%

Mez CDOs
RAM00000664	2005	AA	0.1	52.5%	49%	5%	0%	0%	8%	0%	7%	80%	100%

CDO of CDO
RAM00006955*	2005	AAA	100.0	10.0%	19%	19%	0%	0%	0%	15%	65%	1%	100%
RAM00007770	2007	BIG	150.0	15.0%	24%	16%	8%	0%	0%	31%	45%	0%	100%

		Totals	1,214.7

* This CDO is predominantly backed by Corporates

The multi-sector CDOs shown in the table above include reinsured exposures representing both the most senior tranches of the CDO capital structure and other, less than “senior-most,” tranches. In instances where our exposure is to a non-senior-most tranche, our exposure is to the next most-senior tranche in the capital structure below the senior-most tranche. The total outstanding par amount of CDOs in the table above representing non-senior-most tranches is $178 million. The subordination below our exposure (shown in the table above) is sometimes referred to as our “attachment point” and represents the percent of the total CDO collateral available to absorb losses prior to our exposure. When our exposure is senior-most, the “detachment point” for our exposure is 100% of the total CDO collateral. The difference between the detachment point and attachment point represents the total principal balance of our exposure. In instances where our exposure is non-senior-most, our detachment points are in the range of 40% to 90%. All of the CDOs shown in the table above were “super-senior” tranches at the time of underwriting, which means that, whether or not they were senior-most tranches, they had subordination in excess of the subordination required by the rating agencies for triple-A ratings. On average, the initial subordination was approximately 2.5 times of the rating agency triple-A requirement at the time of underwriting.

As shown in the following table, RAM Re’s total CDO par exposure was $10.6B as of March 31, 2008. The following table breaks down RAM Re’s total CDO exposure by type of CDO:

RAM Re Total CDO Exposure By CDO Type
($ in millions)

CDO Type	Outstanding Par	%

HY	$3,883.9	36.5%
IG	1,881.9	17.7%
MS	4,250.2	39.9%
EM	243.2	2.3%
DBL	380.1	3.6%

Total	$10,639.3	100.0%

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

The distribution of RAM Re’s total outstanding CDO portfolio by RAM Re rating is as follows:

RAM Re Total CDO Exposure by Rating
($ in millions)

RAM Re Rating	Outstanding Par	%

AAA	$9,326.1	87.7%
AA	451.3	4.2%
A	226.2	2.1%
BBB	48.5	0.5%
BIG	587.2	5.5%

Total	$10,639.3	100.0%

Acquisition and Operating Expenses

Acquisition expenses, primarily ceding commissions, were $4.6 million and $4.4 million, respectively, for the three months ended March 31, 2008 and 2007. Acquisition expenses vary directly with earned premiums and the increase in acquisition expenses of $0.2 million, or 5% for the three months ended March 31, 2008, as compared to the same period in prior year was due to an increase in earned premiums in the period.

Operating expenses were $4.7 million for the quarter ended March 31, 2008, an increase of 74% compared to $2.7 million for the first quarter of 2007. This increase is primarily due to additional costs expensed during the period in relation the renewal of our Directors and officers (“D&O”) insurance coverage, including $1.0 million relating to retroactive coverage, as well as an increase in audit and legal fees in the quarter. Without the costs relating to the D&O retroactive coverage in 2008, operating expenses have increased by 37% over prior year’s first three months, primarily reflecting ongoing costs of being a public company in the current environment.

Interest Expense on Debt and Redeemable Preferred Shares

Interest expense was $0.7 million for both the three months ended March 31, 2008, and 2007, relating to interest on long term debt. Preferred share dividends, classified as interest expense, of $nil were paid in the first quarter of 2008 and 2007. Dividends on the preferred shares are payable semi-annually on June 15 and December 15 each year if declared by the Board of Directors.

Non GAAP measures:

As of March 31, 2008, and embedded in the derivative liabilities and net change in fair value of credit derivatives, were credit impairments which are expected to be paid out over the term of the credit default swap policies. The credit impairments are a non GAAP metric reported as management believes this information to be useful to analysts, rating agencies and investors to review the results of our entire portfolio of policies. Management considers our credit derivative policies as a normal extension of our financial guarantee business and reinsurance in substance.

FAS 157 Disclosures

On January 1, 2008 the Company adopted FAS 157. This Statement provides guidance for fair value measurement of assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement. FAS 157 establishes a fair value hierarchy of inputs in measuring fair value, with the highest level being observable inputs and the lowest being unobservable data as follows:

Level 1 inputs –	valuations based on quoted prices in active markets for identical assets or liabilities. Valuations in this level do not entail a significant degree of judgment.

Level 2 inputs –	valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model derived valuations where all significant inputs are observable in active markets.

Level 3 inputs –	valuations based on significant inputs that are unobservable.

The Company’s credit default swap policies are not readily tradable as there is no active market for them. Therefore the Company views its principal market as the financial guarantee insurance market, whose participants would be able to assume this business if the Company were to transfer a policy.

In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of a liability. Some of the fair value measurements received from our ceding companies reflected adjustments for their own non-performance risk. Because RAM's valuation of its obligations under reinsurance contracts covering these liabilities begins with the amounts reported by the ceding companies, an adjustment is needed to reflect RAM's own non performance risk in the measurement of the fair value of these liabilities.

There is no observable credit spread for RAM Re or RAM Holdings, as such there is inherently a significant amount of judgment, subjectivity and uncertainty involved in the estimation of the adjustment for RAM's non performance risk. Management has used unobservable inputs that reflect RAM’s own assumptions about assumptions market participants would use in pricing RAM’s creditworthiness. In doing so, the Company used the following as data points in order to estimate the effect of the Company’s non performance risk on the fair value of the CDS liabilities (i) RAM Re’s financial strength and financial enhancement ratings set by rating agencies , (ii) the market value of RAM Re’s committed preferred share facility, which is viewed as exhibiting similar characteristics to subordinated debt, (iii) actual incurred loss estimates, and (iv) movement in the market price of the Company’s common shares. The Company believes that these data points would be considered by hypothetical market participants in determining RAM’s creditworthiness. The effect of adopting this requirement of FAS 157 was a reduction in the Company’s derivative liability at March 31, 2008 of approximately $110.5 million.

As noted above, this calculation is based on estimates, involves a significant degree of management judgment and is sensitive to selected assumptions. Changes to the assumptions used in this valuation could lead to materially different results. For example, a change in RAM’s ratings from Standard and Poor’s (“S&P”) which, as discussed in Note 18 is currently under review, would have a significant impact on the amount of the adjustment for RAM’s own non performance risk. Adjustments to RAM’s non performance risk will be recorded in the periods in which they become known or estimable by the Company.

The following table sets forth the Company’s derivative liabilities that were accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy. As required by FAS 157 items are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Total	Level 1	Level 2	Level 3

Derivative liabilities	$347,099,082	$—	$—	$347,099,082

Our credit derivative policies are classified as Level 3 in the above fair value hierarchy since the valuations provided to us by our ceding companies are from valuation models which place reliance on at least one significant unobservable input. Consistent with the requirements of FAS 157 we believe these models use observable market data when available.

The following table presents changes in the net credit derivative liabilities balance for which fair value was measured under Level 3 for the three months ended March 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

Balance, December 31, 2007	$(180,588,918)

Total gains (losses) (realized and unrealized) included in earnings	(166,501,542)
Purchases, issuances and settlements	(8,622)
Transfers in and/or out of Level 3	—

Balance, March 31, 2008	$(347,099,082)

The following table presents the fair value measurement levels for assets and liabilities, which the Company has recorded at fair value as of March 31, 2008:

	Total	Level 1	Level 2	Level 3

Financial Assets:
Fixed maturity investments	$711,591,419	$76,615,226	$632,397,112	$2,579,081
Other financial instruments	36,670,000	—	—	36,670,000

Financial Liabilities:
Derivative Liabilities	$347,099,082	$—	$—	$347,099,082

% of assets and liabilities at Fair value	100%	7%	58%	35%

The Company’s fair values of fixed maturity and short-term investments are based on quoted market prices all of which are based on observable market inputs where available. The majority of prices are obtained from the last reported trade on each security or a similar security. If there are no trades reported on that security or a similar security, then the security is modeled using both observable and unobservable inputs. A modeled price uses estimates which include the underlying collateral performance, cash flow expectations, and interest rate for the future cash flows. The Company has assessed pricing methodologies and related inputs and evaluated the fixed income securities in the investment portfolio to determine the appropriate FAS 157 fair value hierarchy level based on trading activity and observability of inputs. Based on the Company’s evaluation, each security was classified as Level 1, 2, or 3. Prices with observable market inputs were classified as Level 2, prices on money market funds and US treasuries were classified as Level 1, and valuations with no significant observable inputs were classified as Level 3 as of March 31, 2008.

At March 31, 2008 and December 31, 2007, two securities within our fixed maturity portfolio were valued using unobservable inputs, and therefore the valuations were assessed as Level 3.

The following table presents the fixed maturity investments for which fair value was measured under Level 3 for the period to March 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

Balance, December 31, 2007	$3,847,504

Total realized losses included in earnings	(1,263,000)
Total unrealized losses included in other comprehensive income	(5,423)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, March 31, 2008	$2,579,081

The Company’s fair value on Other Financial Instruments relates to the put option on the Company’s preferred share soft capital facility, which represents the value to the Company in the current market environment. The put option is a financial instrument and is required to be fair valued. As at March 31, 2008, the unrealized gain on this financial instrument was $36.7 million and is included in other financial instruments on the consolidated balance sheet. The movement in fair value of $1.3 million is included as an unrealized gain on other financial instruments in the statement of operations. Valuations are based on unobservable inputs including assumptions over the Company’s performance and future outlook, the facility, the current market conditions, and other similar instruments in the market. Assumptions include the current rate paid for the facility (LIBOR plus 200bps at March 31, 2008), the term of the facility and the Company’s rating, along with judgmental factors such as the market perception of the facility and the Company.

The following table presents the Other Financial Instruments for which fair value was measured under Level 3 for the period to March 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

Balance, December 31, 2007	$35,330,000

Total gains (realized and unrealized) included in earnings	1,340,000
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, March 31, 2008	$36,670,000

Since there is currently no active market for the put option and due to the significant number of the unobservable inputs used in the valuation, the valuation was considered to be Level 3.

Liquidity and Capital Resources

Liquidity

RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access debt and equity markets, which may be unlikely in the near term given current market conditions and the Company’s current stock valuation. Our principal uses of liquidity are for payment of interest on our senior notes, payment of dividends on preference shares if declared by the Board of Directors of RAM Holdings and capital investments in RAM Re. Based on the amount of dividends that we received from RAM Re, we believe that we will have sufficient liquidity to satisfy our needs over the next twelve months. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as additional losses, amount and timing of claims payments, the amounts required to be held by us in trust for the benefit of our U.S. regulated customers, adverse market changes, insurance regulatory changes, changes in general economic conditions beyond the next twelve months and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.

The principal sources of RAM Re’s liquidity are gross written premiums, scheduled investment maturities, capital contributions from RAM Holdings and net investment income. The principal uses of RAM Re’s liquidity are for the payment of operating expenses, claims, ceding commissions, reinsurance premiums, and dividends to RAM Holdings and for purchases of new investments. We believe that RAM Re’s expected operating liquidity needs can be funded exclusively from its operating cash flow. Further increases in loss reserves for RMBS and credit impairments in CDOs, and resulting claims payments in respect of those losses and impairments, would increase cash outflows and could require RAM Re to sell investment securities.

RAM Re may not declare and pay dividends during any financial year if it would cause RAM Re to fail to meet its solvency margins and liquidity ratio (the “Relevant Margins”). The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of net loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain a minimum level of statutory capital and surplus of $16.7 million at December 31, 2007. RAM Re’s statutory capital and surplus was $330.0 million at March 31, 2008. In addition to the solvency margin, the Bermuda Insurance Act requires RAM Re to comply with a liquidity ratio whereby the value of its relevant assets must be not less than 75% of the amount of its relevant liabilities. In the event RAM Re fails to meet it Relevant Margins on the last day of any financial year it shall not, without the approval of the Bermuda Monetary Authority (the “BMA”), declare or pay any dividend during the next financial year.

Based upon the Relevant Margins the maximum amount that would be available during 2008 for payment as a dividend by RAM Re is approximately $51.5 million. As of March 31, 2008, $8.4 million dividends have been paid by RAM Re to RAM Holdings.

RAM Re and the Company must also comply with the provisions of the Bermuda Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Board of Directors of RAM Re and the Company will evaluate any dividends in accordance with this test at the time such dividends are declared.

Cash Flows

During the first three months of 2008, net operating cash flow was $6.2 million compared to $15.9 million for the first three months of 2007. Our operating cash flows are primarily the result of the excess of net premiums received and investment income over operating expenses, claims payments and interest expenses. The decrease in operating cash flows is the result of the payment of our D&O insurance premiums as well as loss payments relating to RMBS exposure. For the first three months of 2008 and 2007, net cash flows from financing activities were $nil and ($0.1) million, respectively. Net cash from investment activities amounted to $7.2 million and $9.5 million in the period ending March 31, 2008, and 2007, respectively, relating to the purchases of investments offset by sales and maturities of investments.

Capital Resources

RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re claims paying resources and may not be drawn upon except for the payment of catastrophic losses where cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re exceed minimum defined thresholds. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual extension provision subject to bank approval, was not extended for an additional year on May 11, 2008. The facility has a term ending on May 11, 2015. As of March 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings under this facility. We also maintain a second $40.0 million contingent capital facility with two highly rated commercial banks. This facility is similar in purpose and structure to the $90.0 million contingent capital facility described above although it may be drawn upon to cover losses arising only from municipal obligations reinsured by RAM Re in excess of the minimum defined threshold. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility. The $40.0 million facility has an annual extension feature, subject to approval of the lenders, was not extended for an additional year on February 3, 2008. The facility has a term ending on February 3, 2014. As of March 31, 2008, no amounts were outstanding under this facility nor have there been any borrowings under this facility. We are working on extending or replacing our contingent capital facilities because we receive a greater benefit for them in rating agency capital models if they have a term of at least seven years. If we are unsuccessful in extending or replacing these facilities, it would have a negative affect on our rating agency capital position.

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75.0 million. Underwriting expenses were $0.75 million and other issuance costs were approximately $0.3 million resulting in estimated net proceeds of approximately $73.9 million all of which was contributed to RAM Re to support its reinsurance business. The preferred shares bear a dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon approval by the Board of Directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. We can redeem the preferred shares at any time from December 15, 2016, with no penalty to the Company but redemptions prior to that would require a redemption price equal to par value plus a “make-whole” amount reflecting the value of dividends for the remainder of the period to December 15, 2016. The payment of preferred share dividends is classified as an interest expense and the preference shares are classified as a liability on the balance sheet.

On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50.0 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “A+” and on CreditWatch for a downgrade by Standard & Poor’s and “A2” on negative outlook by Moody’s. The rate paid by the trust on these securities is currently at its maximum rate for our current rating of LIBOR plus 200. A downgrade of the trust’s auction market perpetual preferred securities would increase the maximum rate paid by the trust on these securities from LIBOR plus 200 to LIBOR plus 300, and RAM Re’s put option fee (calculated as the rate paid on the auction market perpetual preferred securities less the stated yield on the commercial paper held by the trust during the relevant period after deducting certain expenses of the trust) would be increased correspondingly. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of March 31, 2008, the perpetual put options have not been exercised. During the three months ended March 31, 2008, and 2007, expenses of $0.3 million and $0.1 million, respectively, were paid relating to the operation of the facility.

On March 26, 2004, the Company issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere. We were in compliance with all covenants at March 31, 2008.

During the first three months of 2008, RAM Re paid dividends to the Company in the amount of $8.4 million, which was used to pay interest on the senior debt of $1.4 million at March 31, 2008. The balance is expected to be used for future interest payable on the long term debt and dividends on the preference shares when and if declared by the Board of Directors.

Investment Portfolio

At March 31, 2008, our investment portfolio consisted of $711.6 million of fixed income securities, and $19.0 million of cash and cash equivalents. Our fixed income securities are designated as available for sale in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Short-term investments consist primarily of money market funds, U.S. domestic time deposits and discount notes. There were no short-term investments held at March 31, 2008. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by outside professional asset management firms in accordance with specific investment policies approved by our Board of Directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices from nationally recognized pricing services, dealer quotes, or matrix pricing, all of which are based on observable market inputs where available. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at March 31, 2008 is 4.72 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio is 4.39% and the book yield of the portfolio is 4.84% at March 31, 2008. At March 31, 2008, we had $436.6 million of our invested assets in trust accounts for the benefit of primary insurers (out of $730.6 million of total cash and investments). Under our reinsurance agreements with primary insurers regulated in the U.S., RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission.

Our finance personnel monitor the portfolio on a monthly basis for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of March 31, 2008, and December 31, 2007, (note that the table includes only securities which are in an unrealized loss position):

	As of March 31, 2008		As of December 31, 2007

Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

($ in thousands)
Municipal securities
0-6 months	$26,982	$(39)	$1,389	$(11)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	26,982	(39)	1,389	(11)
Corporate securities
0-6 months	38,441	(270)	7,119	(87)
7-12 months	—	—	3,979	(9)
Greater than 12 months	21,668	(1,910)	74,992	(2,088)

	60,109	(2,180)	86,090	(2,184)
U.S. Government obligations
0-6 months	—	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	—	—
Mortgage and asset-backed securities
0-6 months	31,408	(79)	6,077	(15)
7-12 months	845	(4)	2,059	(13)
Greater than 12 months	56,236	(807)	117,044	(1,774)

	88,489	(890)	125,180	(1,802)

Agencies
0-6 months	—	—	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	12,818	(71)

	—	—	12,818	(71)

Total	$175,580	(3,109)	$225,477	$(4,068)

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

As at March 31, 2008, the Company holds three investments with exposure to the subprime sector. These investments have a fair value of $2.2 million and an amortized cost of $2.2 million. As at March 31, 2008, and December 31, 2007, the Company had recognized other than temporary impairments of $1.3 million and $3.6 million respectively, relating to one of these investments, the fair value of this investment is $1.1 million at March 31, 2008. The Company had two other investments with subprime exposure with a fair value of $1.1 million, and immaterial unrealized losses. The Company does not believe these two subprime investments to be impaired.

The amortized cost and estimated fair value of investments in fixed income securities at March 31, 2008, and December 31, 2007, were as follows:

	March 31, 2008		December 31, 2007

Fixed Income Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	($ in thousands)
Municipal securities	45,881	$47,039	$16,704	17,727
Corporate securities	121,462	122,415	123,559	123,992
U.S. Government securities	70,388	76,442	70,393	73,270
U.S. Agency	152,694	161,442	169,874	175,625
Mortgage and asset-backed securities	301,225	304,253	305,115	305,919

Total	$691,650	$711,591	$685,645	$696,533

The following table summarizes our investment portfolio by bond quality at fair value at March 31, 2008, and December 31, 2007:

	As of March 31, 2008	As of December 31, 2007

AAA or equivalent	81.9%	82.0%
AA	7.0%	6.2%
A	8.2%	8.9%
Other	0.3%	—%
Cash	2.6%	2.9%

Total	100.0%	100.0%

As of March 31, 2008, and December 31, 2007, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a reinsurer, we rely on the valuation information that the ceding companies provide us from their internal models, however these valuations can differ between ceding companies due to differences in valuation techniques, assumptions, and market data used in their internal models. As a result of our reliance on the valuations the ceding companies report to us, we are unable to estimate changes in their reported fair value estimates given changes in credit spreads. For the three month period ended March 31, 2008, we reported an unrealized loss on credit derivatives of $166.4 million, net of own credit risk of $110.5 million, and would expect this unrealized loss to increase if credit spreads widen further or decrease if credit spreads narrow.

See Note 3 and Note 6 to our interim consolidated financial statements contained elsewhere herein for further information on the valuation of our insured credit default swap portfolio.

There has been no material changes in the Company’s market risk of our investment portfolio during the first three months ended March 31, 2008. For additional information on market risk relating to our investment portfolio, refer to the Company’s 10-K filing “Management’s Discussion and Analysis of Financial Condition” under the heading “Risk Management”.

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

Changes in Internal Controls over Financial Reporting. During the first three months of 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no legal proceedings during the period covered by this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors from those disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of shareholders of RAM Holdings held on May 2, 2008, and received the votes set forth below.

A total of 19,479,165 common shares were present in person or by proxy at the Annual Meeting, representing 71.49% of the 27,248,700 shares issued and outstanding and eligible to vote.

In accordance with RAM Holdings’ Bye-laws, upon timely notice received from The PMI Group, cumulative voting was in effect with respect to the election of directors at the Annual Meeting. Cumulative voting means that each shareholder has a number of votes equal to the product of the number of shares owned and the number of directors to be elected (eleven in this case), which the shareholder may distribute among the candidates in its discretion. The PMI Group cast all of its votes cumulatively for the election of Michael J. Normile and Bradley M. Shuster. In accordance with RAM Holdings’ Bye-laws, common shares represented by a valid proxy at the Annual Meeting were voted on a cumulative basis and distributed among director nominees in accordance with the judgment of the appointed proxies, provided that no votes were distributed to a nominee for whom a shareholder voted against or withheld his or her vote.

The voting results set forth below reflect the cumulative voting for directors discussed above.

Proposal 1. The following directors were elected to serve on RAM Holdings’ Board of Directors:

	Number of Votes Cast

	For	Withheld

Edward F. Bader	12,976,157	49,613
David L. Boyle	12,979,425	46,345
Allan S. Bufferd	12,975,927	49,843
Joan H. Dillard	12,972,478	53,292
Joseph M. Donovan	12,976,157	49,613
Vernon M. Endo	12,975,682	50,088
Michael J. Normile	45,810,925	2,708,517
Bradley M. Shuster	45,560,871	2,988,572
Dirk A. Stuurop	12,974,884	50,886
Steven J. Tynan	12,977,276	48,494
Conrad P. Voldstad	12,972,157	53,613

There were no broker non-votes for this proposal.

Proposal 2. The proposal to appoint PricewaterhouseCoopers, Hamilton, Bermuda, an independent registered public accounting firm, as auditors of RAM Holdings for 2008, and for the Board of Directors, acting by the Audit Committee, to determine the independent auditors’ fee, was adopted, with 19,459,520 votes in favor, 16,185 votes against and 3,460 votes abstaining. There were no broker non-votes for this proposal.

Proposal 3. The proposal to amend RAM Holdings’ memorandum of association so that RAM Holdings’ purpose is unrestricted was adopted, with 19,415,631 votes in favor, 58,399 votes against and 5,135 votes abstaining. There were no broker non-votes for this proposal.

Proposal 4. The proposal to amend RAM Holdings’ bye-laws to (i) permit RAM Holdings to acquire its shares as treasury shares; (ii) allow for shareholders to approve matters by written resolution other than by unanimous written resolution; (iii) clarify RAM Holdings’ ability to indemnify its directors and officers; and (iv) make various changes to permit electronic communications and delivery was adopted, with 17,272,058 votes in favor, 2,190,557votes against and 16,550 votes abstaining. There were no broker non-votes for this proposal.

Proposal 5.1. The election of the following directors to serve on RAM Reinsurance Company’s Board of Directors was authorized:

	Number of Votes Cast

	For	Against	Abstain

Edward F. Bader	12,979,507	42,467	3,796
David L. Boyle	12,983,750	38,224	3,796
Allan S. Bufferd	12,982,573	39,401	3,796
Joan H. Dillard	12,977,101	44,873	3,796
Joseph M. Donovan	12,992,380	29,594	3,796
Vernon M. Endo	12,992,364	29,610	3,796
Michael J. Normile	45,826,048	2,689,598	3,796
Bradley M. Shuster	45,547,094	2,968,553	3,796
Dirk A. Stuurop	12,992,380	29,594	3,796
Steven J. Tynan	12,993,974	28,000	3,796
Conrad P. Voldstad	12,988,880	33,094	3,796

There were no broker non-votes for this proposal.

Proposal 5.2. The proposal to authorize the appointment of PricewaterhouseCoopers, Hamilton, Bermuda, an independent registered public accounting firm, as auditors of RAM Reinsurance Company for 2008, and for the Board of Directors, acting by the Audit Committee, to determine the independent auditors’ fee, was adopted, with 19,458,670 votes in favor, 17,745 votes against and 2,750 votes abstaining. There were no broker non-votes for this proposal.

Proposal 5.3. The proposal to authorize the amendment of RAM Reinsurance Company’s memorandum of association so that its purpose is unrestricted, was adopted, with 18,921,234 votes in favor, 53,506 votes against and 504,425 votes abstaining. There were no broker non-votes for this proposal.

Proposal 5.4. The proposal to authorize the amendment of RAM Reinsurance Company’s bye-laws to (i) permit RAM Reinsurance to acquire its shares as treasury shares; (ii) to clarify RAM Reinsurance Company’s ability to indemnify its directors and officers; and (iii) make various changes to permit electronic communications and delivery was adopted, with 16,821,239 votes in favor, 2,155,176 votes against and 502,750 votes abstaining. There were no broker non-votes for this proposal.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

RAM Holdings Ltd.(Registrant)

Dated: May 19, 2008	By:	/S/ Edward U. Gilpin

Edward U. Gilpin
Chief Financial Officer
and Duly Authorized Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1

Employment Agreement, dated January 28, 2008 among RAM Holdings Ltd., RAM Reinsurance Company Ltd., and Edward U. Gilpin (incorporated by reference to Exhibit 10.1 of Registrant’s current report on Form 8-K, dated January 29, 2008).

31.1	Certification of the Chief Executive Officer of RAM Holdings Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of RAM Holdings Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.