Form 10-Q
period 2008-06-30
RAM Holdings Ltd.
filed 2008-08-18
CIK 1352713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                    No  ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2008

Common Shares, $0.10 par value per share	27,251,404 shares

RAM HOLDINGS LTD.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RAM Holdings Ltd.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2008	December 31, 2007

Assets

Investments: Fixed-maturity securities, held as available for sale, at fair value (amortized cost of $692,684,359 and $685,644,954)	$694,842,178	$696,532,780
Cash and cash equivalents	13,848,854	12,326,313
Restricted cash	5,549,150	8,177,757
Accrued investment income	6,309,196	6,464,873
Premiums receivable	1,133,773	3,644,620
Recoverable on paid losses	952,142	1,807,941
Deferred policy acquisition costs	87,381,475	87,304,376
Prepaid reinsurance premiums	3,405,625	2,662,673
Other receivables	4,000,000	—
Deferred expenses	1,670,985	1,752,856
Prepaid expenses	2,031,376	195,291
Other financial instruments at fair value	40,250,000	35,330,000
Other assets	3,361,172	4,065,979

Total assets	$864,735,926	$860,265,459

Liabilities and Shareholders’ Equity
Liabilities

Loss and loss adjustment expense reserve	$123,002,493	$63,797,744
Unearned premiums	224,494,910	239,957,383
Reinsurance balances payable	19,384,655	539,394
Accounts payable and accrued liabilities	2,514,696	3,463,366
Accrued interest payable	693,151	693,151
Derivative liabilities	195,509,997	180,588,918
Other liabilities	3,182,896	3,913,105
Long-term debt	40,000,000	40,000,000
Redeemable preference shares ($1,000 redemption value and $0.10 par value; authorized shares – 75,000; issued and outstanding shares – 75,000 at June 30, 2008 and December 31, 2007)	75,000,000	75,000,000

Total liabilities	683,782,798	607,953,061

Commitments and contingencies

Shareholders’ Equity
Common shares ($0.10 par value; authorized shares – 90,000,000; issued and outstanding shares – 27,251,404 shares at June 30, 2008 and 27,238,976 shares at December 31, 2007)	$2,725,140	$2,723,898
Additional paid-in capital	229,956,625	229,378,418
Accumulated other comprehensive income	2,157,819	10,887,826
Retained (deficit) / earnings	(53,886,456)	9,322,256

Total shareholders’ equity	180,953,128	252,312,398

Total liabilities and shareholders’ equity	$864,735,926	$860,265,459

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues:
Gross written premiums (see Note 17)	$(161,332)	$27,796,852	$17,485,350	$48,511,047
Ceded premiums	(21,395)	—	(1,021,232)	—

Net written premiums	(182,727)	27,796,852	16,464,118	48,511,047
Change in unearned premiums	19,654,059	(15,751,737)	16,205,424	(23,956,444)

Net earned premiums	$19,471,332	$12,045,115	$32,669,542	$24,554,603

Change in fair value of credit derivatives:
Realized gains and other settlements	2,712,355	1,172,391	5,326,267	2,181,028
Unrealized gains/(losses)	151,535,161	(8,350)	(14,849,150)	(39,182)

Net change in fair value of credit derivatives	154,247,516	1,164,041	(9,522,883)	2,141,846

Net investment income	8,319,793	8,404,372	16,532,098	16,049,554
Net realized gains (losses) on investments	664,351	(7,614)	(247,365)	(7,614)
Net unrealized gain on other financial instruments	3,580,000	—	4,920,000	—

Total revenues	186,282,992	21,605,914	44,351,392	42,738,389

Expenses:
Loss and loss adjustment expenses	45,752,289	934,771	83,280,148	(79,631)
Acquisition expenses	6,768,057	4,380,768	11,387,028	8,802,270
Operating expenses	3,996,637	3,668,820	8,705,428	6,388,701
Interest expense	3,505,651	3,505,651	4,187,500	4,187,500

Total expenses	60,022,634	12,490,010	107,560,104	19,298,840

Net income(loss)	$126,260,358	$9,115,904	$(63,208,712)	$23,439,549

Net income(loss) per common share:
Basic	$4.63	$0.33	$(2.32)	$0.86
Diluted	$4.63	$0.33	$(2.32)	$0.86
Weighted-average number of common shares outstanding:
Basic	27,250,453	27,237,284	27,246,885	27,236,027
Diluted	27,250,453	27,391,901	27,246,885	27,372,945

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net income(loss)	$126,260,358	$9,115,904	$(63,208,712)	$23,439,549
Other comprehensive income
Change in unrealized fair value of investments	(17,119,647)	(9,867,078)	(8,977,372)	(8,292,842)
Less: Reclassification adjustment for net realized (gains)/losses included in net income	(664,351)	7,614	247,365	7,614

Other comprehensive loss	(17,783,998)	(9,859,464)	(8,730,007)	(8,285,228)

Comprehensive income(loss)	$108,476,360	$(743,560)	$(71,938,719)	$15,154,321

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statement of Shareholders’ Equity and Retained (Deficit)/Earnings
For Six Months Ended June 30, 2008
(Unaudited)

	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained (Deficit) / Earnings	Total

Balance, January 1, 2008	$2,723,898	$229,378,418	$10,887,826	$9,322,256	$252,312,398
Share issuance	1,242	(1,242)	—	—	—
Share based compensation	—	579,449	—	—	579,449
Net loss	—	—	—	(63,208,712)	(63,208,712)
Other comprehensive loss	—	—	(8,730,007)	—	(8,730,007)

Balance, June 30, 2008	$2,725,140	$229,956,625	$2,157,819	$(53,886,456)	$180,953,128

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Consolidated Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2008	2007

Cash flows from operating activities:
Net (loss) income	$(63,208,712)	$23,439,549
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Net realized losses on sale of investments	247,365	7,614
Depreciation and amortization	99,051	106,051
Amortization of debt discount	3,140	3,140
Net unrealized losses on credit derivatives	14,849,150	39,182
Net unrealized gain on other financial instruments	(4,920,000)	—
Net amortization of bond premium and discount	681,890	209,908
Share based compensation	579,449	471,860
Accrued investment income	155,677	(573,610)
Premiums receivable	2,510,847	1,298,815
Recoverables on paid losses	855,799	(1,223,589)
Deferred policy acquisition costs	(77,099)	(6,931,479)
Prepaid reinsurance premiums	(742,952)	57,077
Prepaid expenses and other assets/liabilities	(1,836,085)	(948,495)
Other receivables	(4,000,000)	—
Deferred expenses	—	478
Loss and loss adjustment expenses	59,204,749	1,410,612
Unearned premiums	(15,462,473)	23,899,367
Derivative liability	71,929	248,783
Reinsurance balances payable	18,845,261	(1,210,683)
Accounts payable, accrued liabilities and interest payable	(948,670)	(591,701)

Net cash flows provided by operating activities	6,908,316	39,712,879

Cash flows from investing activities:
Proceeds from sales of fixed maturity securities	95,868,886	18,228,122
Purchases of fixed maturity securities	(167,081,725)	(150,537,102)
Proceeds on maturities of fixed maturity securities	63,244,180	69,984,202
Net sales (purchases) of short term investments	—	(2,779,615)
Purchases of fixed assets	(45,723)	(2,222)

Net cash flows used in investing activities	(8,014,382)	(65,106,615)

Cash flows from financing activities:
Committed preferred shares expenses	—	(173,418)

Net cash flows (used in) provided by financing activities	—	(173,418)

Net decrease in cash and cash equivalents	(1,106,066)	(25,567,154)
Cash and cash equivalents - Beginning of period	20,504,070	41,989,186
Cash and cash equivalents - End of period	$19,398,004	$16,422,032

Supplemental cash flow disclosure:
Interest paid on redeemable preferred shares	$2,812,500	$2,812,500
Interest paid on long term debt	$1,375,000	$1,375,000

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Notes to Consolidated Financial Statements
June 30, 2008
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

2. Basis of Preparation

The interim unaudited consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). These statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007 for RAM Holdings Ltd. included in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements prepared reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates. The December 31, 2007 balance sheet included in these statements was derived from audited financial statements. The results of operations for the three and six months ending June 30, 2008 may not be indicative of the results that may be expected for the full year.

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

As at January 1, 2008, RAM implemented a change in the presentation of revenues, expenses and balance sheet items relating to financial guaranty contracts that the Company reinsures in the form of credit default swap (“CDS”) contracts. This reclassification does not change the Company’s net income/(loss), comprehensive income, earnings per share or shareholders’ equity. This reclassification is being adopted after agreement between members of the Association of Financial Guaranty insurers (“AFGI”) and discussions with the Securities and Exchange Commission, to increase comparability of the Company’s financial statements with other financial guaranty companies that have credit derivative contracts.

CDS contract revenue is now reclassified in the consolidated statement of operations (see above derivative instruments accounting policy note for further details). Amounts relating to CDS contracts within “net earned premiums”, “acquisition expenses” and “loss and loss adjustment expenses” are reclassified to “realized gains and other settlements on credit derivatives”. The Company has reclassified all CDS-related balances in the consolidated balance sheet included in “unearned premiums” to “derivatives liabilities”. The balances on the Company’s balance sheet as of December 31, 2007 and related statements of operations and comprehensive income and cash flows for the three and six months ended June 30, 2007 affected by the reclassifications are as follows:

Consolidated Balance Sheets

	As of December 31, 2007

	As previously reported	As reclassified

Liabilities:
Unearned premiums	$242,829,191	$239,957,383
Derivative liabilities	177,717,110	180,588,918
Total liabilities	607,953,061	607,953,061

Consolidated Statement of Operations

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007

	As previously reported	As reclassified	As previously reported	As reclassified

Gross premiums written	$29,839,027	$27,796,852	$51,997,124	$48,511,047
Change in unearned premiums	(16,001,303)	(15,751,737)	(24,205,227)	(23,956,444)
Net earned premiums	13,837,724	12,045,115	27,791,897	24,554,603
Realized gains and other settlements	—	1,172,391	—	2,181,028
Unrealized losses on credit derivatives	(8,350)	(8,350)	(39,182)	(39,182)
Acquisition expenses	5,000,986	4,380,768	9,858,536	8,802,270
Net income	9,115,904	9,115,904	23,439,549	23,439,549

Statement of Consolidated Cash Flows

	Six Months Ended June 30, 2007

	As previously reported	As reclassified

Cash flows from operating activities:
Unearned premiums	$24,148,150	$23,899,367
Derivative liability	—	248,783
Net cash flows provided by operating activities	39,712,879	39,712,879

4. Recent Accounting Pronouncements

On May 23, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB statement No.163 “Accounting for Financial Guarantee Insurance Contracts” (“FAS 163”). FAS 163 clarifies how FASB Statement No.60 “Accounting and reporting by Insurance Enterprises” applies to financial guaranty insurance contracts. FAS 163 is focused on the recognition and measurement of premium revenue and claims liabilities, along with additional disclosure requirements for financial guaranty contracts. The significant elements of the standard are as follows:

1.	Premium revenue will be recognized as a function of the amount of insurance protection provided over the contract term.

2.

The standard requires that the present value of installment premiums due pursuant to the terms of a financial guaranty insurance contract be recognized at inception of the contract as unearned premiums and premiums receivable, which is inconsistent with current industry accounting practice.

3.

A claim liability will be established on a financial guaranty contract when the probability weighted net present value of an expected claim loss is estimated to exceed the related unearned premium revenue. Provision of unallocated reserves is not permitted under the standard.

4.	Additional disclosures on financial guaranty contracts, the accounting and risk management activities used to evaluate credit deterioration in the Company’s insured obligations and surveillance lists.

FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, with the exception of certain risk management disclosures which are effective for the first period beginning after issuance of FAS 163 (i.e. the Company’s September 30, 2008 financial statements). Early application is not permitted. The standard does not apply to credit default swaps. The Company is currently assessing the potential impact of applying FAS 163 and at this time is unable to quantify the effect of the adoption of this standard.

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

5. Pledged Assets

As of June 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of $5.5 million and $8.2 million, respectively, and investments at fair value of $424.5 million and $406.7 million, respectively, invested in trust accounts for the benefit of certain ceding companies. Pursuant to the terms of the reinsurance agreements with ceding companies regulated in the U.S., RAM Re is required to secure its obligations to these ceding companies, in accordance with applicable state statutes governing credit for reinsurance, and may not withdraw funds from these trust accounts without their express permission.

6. Credit Derivative Instruments

The Company has entered into agreements to reinsure derivative instruments, consisting of credit default swaps that it intends to reinsure for the full term of the contract. While management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, these transactions reinsured by the Company meet the definition of a derivative under FAS 133 and FAS 149, and require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The gain or loss on credit derivatives will change at each measurement date based on the underlying assumptions and information used in the estimate of fair value. Such fair value changes may not be indicative of ultimate claims. The credit derivative contracts the Company reinsures require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation. Credit derivative exposures are substantially similar to financial guaranty insurance contracts and provide for credit protection against payment default, are generally held to maturity, and the unrealized gains and losses on derivative financial instruments will approach zero as the exposure approaches its maturity date, unless there is a credit impairment.

The following table provides the components of “net change in fair value of credit derivatives” included in the Company’s consolidated statement of operations related to our credit derivative policies:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Change in fair value of credit derivatives:
Credit derivative premiums received and receivable	$3,813,924	$1,792,609	$7,608,547	$3,237,294

Acquisition expenses on credit derivatives	(1,101,198)	(620,218)	(2,281,909)	(1,056,266)

Losses and Loss adjustment expenses	(371)	—	(371)	—

Realized gains and other settlements	$2,712,355	$1,172,391	$5,326,267	$2,181,028

Unrealized losses	151,535,161	(8,350)	(14,849,150)	(39,182)

Net change in fair value of credit derivatives	$154,247,516	$1,164,041	$(9,522,883)	$2,141,846

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

The ceding companies use their own internal valuation models where market prices are not available. The models used to fair value these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. Furthermore, in accordance with the requirements of FAS 157, the ceding companies have reflected their own non-performance risk in measuring the fair value of these instruments. Some of the primaries use market prices when available to determine the fair value of credit derivatives. If the market prices are not available, the fair value is estimated using a combination of observable market data and valuation models incorporating the above factors which may include unobservable inputs. Fair values from the primaries’ models may differ from values calculated by companies outside of the financial guaranty industry because terms of the credit default swap contracts insured generally differ from other non-insured credit default swap contracts. Financial guaranty credit derivative terms generally include the absence of collateral support agreements or immediate settlement provisions, and are generally structured as “pay as you go” obligations requiring payment only as losses come due. Because of these terms and conditions, the fair value of the primaries’ credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by the primaries and enhanced, as appropriate, based upon improvements in modeling techniques and availability of market information.

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

As of June 30, 2008 and December 31, 2007, included in the Company’s outstanding par exposure was $11.2 billion, and $11.9 billion, respectively, of credit default swaps that have been fair valued under FAS 133. These derivative instruments had an average legal term to maturity of 25.8 years as of June 30, 2008 and 25.2 years as of December 31, 2007, although actual maturity of credit default swaps is generally expected to be significantly less than the legal term.

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

The Company’s credit default swap policies are not readily tradable as there is no active market for them. Therefore the Company views its principal market as the financial guaranty insurance market, whose participants would hypothetically be able to assume this business if the Company were to hypothetically transfer a policy.

In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of a liability. Some of the fair value measurements received from our ceding companies reflected adjustments for their own non-performance risk. Because RAM’s valuation of its obligations under reinsurance contracts covering these liabilities begins with the amounts reported by the ceding companies, an adjustment is needed to reflect RAM’s own non performance risk in the measurement of the fair value of these liabilities.

There is no observable credit spread for RAM Re or RAM Holdings, as such there is inherently a significant amount of judgment, subjectivity and uncertainty involved in the estimation of the adjustment for RAM’s non performance risk. Management has used unobservable inputs that reflect RAM’s own assumptions about assumptions market participants would use in pricing RAM’s creditworthiness. In doing so, the Company used the following as data points in order to estimate the effect of the Company’s non-performance risk on the fair value of the CDS liabilities (i) an estimated spread representing a hypothetical credit spread on RAM Re, (ii) RAM Re’s financial strength and financial enhancement ratings set by rating agencies, and (iii) the movement in the market price of the Company’s common shares. The Company believes that these data points would be considered by hypothetical market participants in determining RAM’s creditworthiness. The effect of applying this requirement of FAS 157 was a reduction in the Company’s derivative liability at June 30, 2008 of approximately $323.7 million.

As noted above, this calculation is based on estimates, involves a significant degree of management judgment and is sensitive to selected assumptions. Changes to the assumptions used in this valuation could lead to materially different results. For example, a change in RAM’s estimated spread would have a significant impact on the amount of the adjustment for RAM’s own non-performance risk. Adjustments to RAM’s non-performance risk will be recorded in the periods in which they become known or estimable by the Company.

The following table sets forth the Company’s derivative liabilities that were accounted for at fair value as of June 30, 2008 by level within the fair value hierarchy. As required by FAS 157 items are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Total	Level 1	Level 2	Level 3

Derivative liabilities	$195,509,997	$—	$—	$195,509,997

Our credit derivative policies are classified as Level 3 in the above fair value hierarchy since the valuations provided to us by our ceding companies are from valuation models which place reliance on at least one significant unobservable input. Consistent with the requirements of FAS 157 we believe these models use observable market data when available.

The following table presents changes in the net credit derivative liabilities balance for which fair value was measured under Level 3 for the three and six months ended June 30, 2008:

	Fair value measurement using significant unobservable inputs (Level 3)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Balance, beginning of period	$(347,099,082)	$(180,588,918)
Total gains (losses) (realized and unrealized) included in earnings	151,440,454	(15,103,571)
Purchases, issuances and settlements	148,631	182,492
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2008	$(195,509,997)	$(195,509,997)

7. (Loss)/Earnings Per Share

Basic (loss)/earnings per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and restricted stock outstanding during the period that could potentially result in the issuance of common stock. As at June 30, 2008 and 2007, there were 1,192,997 and 255,330 stock options, respectively, that were not included in the diluted earnings per share calculation because they were antidilutive. At June 30, 2008 all restricted stock units outstanding were antidilutive. During the six months ended June 30, 2008, 12,428 restricted stock units vested and were issued as share capital, compared to 4,030 for the comparable 2007 period.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(in thousands, except share and per share amounts)
Net income (loss)	$126,260	$9,116	$(63,209)	$23,440
Basic weighted-average shares	27,250,453	27,237,284	27,246,885	27,236,027
Effect of stock options and unvested restricted stock	—	154,617	—	136,918

Diluted weighted-average shares	27,250,453	27,391,901	27,246,885	27,372,945
Basic EPS	$4.63	$0.33	$(2.32)	$0.86
Diluted EPS	$4.63	$0.33	$(2.32)	$0.86

8. Contingent capital and credit facilities

RAM Re has contingent capital and credit facilities totaling $180.0 million, the details of which are discussed in the following:

As of June 30, 2008 and December 31, 2007, the Company maintained a $90.0 million credit facility with major commercial banks. The facility may be drawn upon by the Company if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by the Company. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual extension provision subject to approval by the banks, was not extended for an additional year on May 11, 2008. The facility has a term ending on May 11, 2015. As of June 30, 2008, no amounts were outstanding under this facility. The Company also maintained a second $40.0 million contingent capital facility with two highly rated commercial banks as of June 30, 2008 and December 31, 2007. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover losses exceeding the minimum threshold from public finance obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The $40.0 million facility has an annual extension feature, subject to approval of the lenders, and was not extended for an additional year on February 3, 2008. The facility has a term ending on February 3, 2014. As of June 30, 2008, no amounts were outstanding under this facility.

On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50.0 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “BBB+” by Standard & Poor’s and “Baa3” by Moody’s. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of June 30, 2008, the perpetual put options have not been exercised. During the six-month period ended June 30, 2008 and 2007, expenses of $0.6 million and $0.2 million, respectively, were paid relating to the operation of the facility. See further discussion in Note 12 on the fair value measurement of this facility.

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

The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of RAM Holdings, in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and a make whole amount, amounting to a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $1.4 million has been recorded for each of the six months ending June 30, 2008 and 2007.

10. Redeemable Preferred Shares

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75.0 million. The preferred shares bear a non-cumulative, non mandatory dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon declaration by the board of directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. The Company can redeem the preferred shares at any time from December 15,

2016 with no penalty to the Company but redemptions prior to that can be redeemed at the redemption price and a “make-whole” amount, amounting to dividends for the remainder of the period to December 15, 2016. During the six months ended June 30, 2008, dividends of $2.8 million were paid. The payment of preferred share dividends is classified as an interest expense.

11. Stock Based Compensation Plan

Stock based compensation for the three months ended June 30, 2008 and 2007 was $244,566 and $237,914, respectively. For the six months ended June 30, 2008 and 2007 stock based compensation was $528,474 and $420,884, respectively. For the three and six months ended June 30, 2008 and 2007, the Company also recognized $25,488 and $50,975, respectively, of compensation expense for stock options with an exercise price less than the market value of the underlying common stock on the date of the grant under APB 25. The effect on both the basic and diluted earnings per share for the six month periods ended June 30, 2008 and 2007 was $0.02 for both periods.

12. Fair Value of Financial Instruments under FAS 157

Effective January 1, 2008, the Company adopted FAS 157. FAS 157 establishes a hierarchy of inputs in measuring fair value, with the highest level being observable inputs and the lowest being unobservable data, with the standard requiring that the use of observable inputs is maximized (see Note 6 Credit Derivative Instruments for a description of each of the three levels). The following table presents the fair value measurement levels for assets and liabilities, which the Company has recorded at fair value as of June 30, 2008:

	Total	Level 1	Level 2	Level 3

Financial Assets:
Fixed maturity investments	$694,842,178	$71,461,856	$617,911,538	$5,468,784
Cash and Cash Equivalents	19,398,004	19,398,004	—	—
Other financial instruments	40,250,000	—	—	40,250,000
% of assets at fair value	100%	12%	82%	6%

Financial Liabilities:
Derivative Liabilities (1)	$195,509,997	$—	$—	$195,509,997

% of liabilities at Fair value	100%	—	—	100%

(1) See Note 6 Credit Derivative Instruments for further disclosures on the application of FAS 157 to the Company’s derivative liabilities.

The Company’s fair values of fixed maturity and short-term investments are based on quoted market prices all of which are based on observable market inputs where available. The majority of prices are obtained from the last reported trade on each security or a similar security. If there are no trades reported on that security or a similar security, then the security is modeled using both observable and unobservable inputs. A modeled price uses estimates which include the underlying collateral performance, cash flow expectations, and interest rate for the future cash flows. The Company has assessed pricing methodologies and related inputs and evaluated the fixed income securities in the investment portfolio to determine the appropriate FAS 157 fair value hierarchy level based on trading activity and observability of inputs. Based on the Company’s evaluation, each security was classified as Level 1, 2, or 3. Prices with observable market inputs were classified as Level 2, prices on money market funds and US treasuries were classified as Level 1, and valuations with no significant observable inputs were classified as Level 3 as of June 30, 2008.

At June 30, 2008 and January 1, 2008, three securities within our fixed maturity portfolio were valued using unobservable inputs, therefore the valuations were assessed as Level 3.

The following table presents the fixed maturity investments for which fair value was measured under Level 3 for the three and six month periods to June 30, 2008:

	Fair value measurement using significant unobservable inputs (Level 3)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Balance, beginning of period	$2,579,081	$3,847,504
Total realized gains/(losses) included in earnings	70,837	(1,192,163)
Total unrealized (losses)/gains included in other comprehensive income	(2,422)	6,755
Purchases, issuances and settlements	2,821,288	2,806,688
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2008	$5,468,784	$5,468,784

The Company’s fair value on Other Financial Instruments relates to the put option on the Company’s preferred share soft capital facility, which represents the value to the Company in the current market environment. The put option is a financial instrument and is required to be fair valued. As at June 30, 2008, the unrealized gain on this financial instrument was $40.3 million and is included in other financial instruments on the consolidated balance sheet. The movement in fair value of $4.9 million is included as an unrealized gain on other financial instruments in the statement of operations. Valuations are based on unobservable inputs including assumptions over the Company’s performance and future outlook, the facility, the current market conditions, and other similar instruments in the market. Assumptions include the current rate paid for the facility (LIBOR plus 300 bps at June 30, 2008), the term of the facility and the Company’s rating, along with judgmental factors such as the market perception of the facility and the Company.

The following table presents the Other Financial Instruments for which fair value was measured under Level 3 for the three and six month periods to June 30, 2008:

	Fair value measurement using significant unobservable inputs (Level 3)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Balance, beginning of period	$36,670,000	$35,330,000
Total gains (realized and unrealized) included in earnings	3,580,000	4,920,000
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2008	$40,250,000	$40,250,000

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

13. Loss and Loss Adjustment Expense Reserve

The Company’s liability for losses and loss adjustment expenses consists of case basis loss reserves and an unallocated reserve. Movement in the provision for losses and loss adjustment expenses is summarized as follows:

	June 30, 2008	December 31, 2007

Case basis loss reserves:
Balance – Beginning of period	$30,447,036	$3,009,524
Less: Recoverables on paid losses	(1,807,941)	(915,900)

Net balance – Beginning of period	28,639,095	2,093,624

Additions to case reserves related to:
Current year	—	8,036,791
Prior years	85,079,521	18,134,969

Total additions to case reserves	85,079,521	26,171,760

Net losses paid related to:
Current year	—	—
Prior years	23,219,605	(373,707)

Total paid	23,219,605	(373,707)

Net balance – End of period	90,499,011	28,639,095
Add: Recoverables on paid losses	952,142	1,807,941

Balance – End of period	91,451,153	30,447,036

Unallocated loss reserve:
Balance – Beginning of period	33,350,708	11,496,254
Net provision for unallocated reserves established	12,253,312	21,854,454
Transfers to case reserves	(14,052,680)	—

Balance – End of period	31,551,340	33,350,708

Total losses and loss expense reserve	$123,002,493	$63,797,744

The deterioration in the US residential mortgage markets has resulted in the establishment of a significant amount of case basis loss reserves being recorded on the policies that have defaulted or have a high probability of defaulting. Additions to case basis reserves of $85.1 million for the six months ended June 30, 2008 and $26.2 million for the year ended December 31, 2007, represent the Company’s proportionate share of loss reserves established by ceding companies and the judgment of management. The net unallocated reserve decrease of $1.8 million for the six months ended June 30, 2008 includes (i) an additional calculated amount of $35.5 million relating to US residential mortgage-backed securities (“RMBS”) exposure where the development of a default is probable but the actual loss has not been specifically identified, (ii) a decrease in par of the inforce insured portfolio, and (iii) a transfer of $14.1 million from unallocated to case reserves. The company has insured RMBS exposure of $2.4 billion, of which $944.5 million has case reserves totaling $88.7 million at June 30, 2008. RMBS exposure includes obligations backed by subprime, closed-end second mortgage loans and home equity lines of credit. The Company’s estimate of loss reserves related to RMBS exposure represent management’s best estimate of total losses for these exposures but actual losses may differ materially from these estimates. The Company continues to monitor the performance of these exposures and will update estimates of loss as new information reflecting future performance is available.

14. Share Capital

As at June 30, 2008, authorized share capital was 90,000,000 common shares and 10,000,000 undesignated preference shares with a par value of $0.10 each. During the six months ended June 30, 2008 and 2007, 12,428 and 4,030, respectively, restricted stock units vested and were issued as share capital, increasing the common shares issued and outstanding. Common shares issued and outstanding as at June 30, 2008 and December 31, 2007, were 27,251,404 and 27,238,976, respectively.

15. Commitments and Contingencies

On July 1, 2005, the Company entered into a retrocession agreement with a “AA” rated financial guaranty company, which has subsequently been downgraded to ‘A’, to retrocede certain business that exceeds its single risk limits on a facultative basis. The retrocessional agreement requires an annual minimum of $1.0 million written premiums or $750,000 in premiums written and $1.5 million of adjusted gross premiums on installment transactions. As a result of the downgrade of the retrocessionaire on June 16, 2008, the Company will have the right to terminate if the retrocessionaire’s downgrade is not cured by September 16, 2008. As at June 30, 2008, there were no established losses recoverable on the retroceded business.

16. Other Receivables

During the six months ended June 30, 2008 the Company renewed its Directors & Officers (“D&O”) insurance. One of the policies forming part of the total coverage involved a premium of $5.0 million, $4.0 million of which is refundable to the Company if no claims are made under the policy by the end of the period of coverage. The Company believes that there has not been a transfer of significant insurance risk on this part of the coverage and accordingly has treated the policy as non risk transfer. Of the $5.0 million paid for this part of the coverage, $4.0 million, representing the amount currently expected to be recovered from the insurers, has been accounted for as a receivable in other receivables on the balance sheet and the Company has expensed the $1.0 million premium which it does not expect to recover.

17. Reinsurance Balances Payable

Reinsurance balances payable consist of the following balances at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Payment on commutations	$7,100,076	$—
Accrual for ceding commissions on downgrade	5,643,431	—
Net payable on assumed reinsurance	5,923,053	—
Net payable on ceded reinsurance	718,095	539,394

	$19,384,655	$539,394

During the second quarter of 2008 the Company entered into partial commutation agreements with two of the Company’s primary insurers. Under these agreements $1 billion in par outstanding of insurance policies previously reinsured by the Company were commuted back to the primary insurers. All the Company’s obligations with respect to these policies were terminated on commutation and the Company’s outstanding par exposure was reduced by $1.0 billion relating to these policies. As at June 30, 2008 a payable of $7.1 million was outstanding, representing the amount due in consideration of these commutations calculated as U.S statutory unearned premiums net of ceding commissions at the effective date of the commutations. The effect of these commutations on the Company’s income statement was to reduce (i) Gross written premiums by 10.2 million, (ii) net earned premiums by $1.8 million and (iii) acquisition expenses by $0.6 million, giving an overall reduction to net income of $1.2 million.

As at June 30, 2008 and December 31, 2007, $5.9 million and $Nil, respectively, was due to primary insurers in the ordinary course of business, representing RAM Re’s proportionate share of paid losses net of premiums receivable and ceding commission on the periodic cessions received from the primary insurers.

On June 4, 2008 S&P lowered its financial strength rating of RAM Re from AAA on credit watch with negative implications to AA with a negative outlook. Upon this downgrade certain of the primaries have a right under some of our treaty agreements, upon expiration of a thirty to ninety day cure period, to increase the ceding commission charged to RAM Re on unearned premium, as well as premiums payable after the downgrade. As at June 30, 2008 RAM Re estimates the increase in ceding commission on unearned premiums to be $5.6 million and has accrued this in reinsurance balances payable and deferred acquisition costs on the balance sheet. These additional ceding commissions will be expensed in proportion to the earning of the remaining unearned premium. As of August 18, 2008, none of the primaries insurers whose cure period has expired have requested payment for additional ceding commission under the terms of the agreements.

On August 7, 2008 Moody’s downgraded its financial strength rating on RAM Re from Aa3 to A3 on review for a downgrade. At this time, RAM is unable to conclude if there will be any further additional ceding commissions associated with Moody’s downgrade because Moody’s has not yet established the amount of reinsurance credit RAM Re will provide its ceding companies at the A3 level.

As at June 30, 2008 and December 31, 2007, $0.7 million and $0.5 million, respectively, was owing to the counterparty of the Company’s retrocession agreement, representing written premiums ceded net of ceding commissions.

18. Risk and Uncertainties

As at June 30, 2008, RAM Re had been assigned a “AA” (Very Strong) rating with negative outlook from Standard & Poor’s and a “Aa3” (Excellent) with negative outlook rating from Moody’s. Standard & Poor’s stated that the “AA” rating issued on June 4, 2008, reflects its view of RAM Re’s weakened capital adequacy position, which is the result of a significant amount of projected stress case losses relating to reinsured subprime and second lien residential mortgage-backed securities (RMBS) and asset-backed security collateralized debt obligations (ABS CDOs). The Company’s capital adequacy margin of safety was in the range of 1.0x-1.1x, which exceeds S&P’s “AA” requirement of 1.0x. The rating also reflects S&P’s expectation that RAM Re will continue to maintain strong reinsurance relationships with the primary insurer community in the wake of its rating downgrade. S&P stated that the negative outlook for the ‘AA’ rating reflects S&P’s view that, in light of the unprecedented level of mortgage market deterioration that has occurred, S&P remains circumspect about assigning stable outlooks to insurers even if they have sufficient capital when measured against its projected stress case losses. Moody’s downgraded RAM to A3 on review for downgrade on August 7, 2008 which Moody’s stated reflects continued uncertainty regarding both the ultimate performance of mortgage and mortgage-related collateralized debt obligation exposures, as well as RAM Re’s future underwriting prospects given its reliance on the primaries for business.

The downgrade of RAM Re’s ratings could have a material adverse affect on RAM Re’s ability to compete in the financial guaranty reinsurance industry and significantly decrease the value of the reinsurance provided. Based on the above downgrades, the primaries have the right, after a cure period, to increase the ceding commission, as stipulated in the treaties, or terminate the treaties and recapture the business previously ceded to RAM Re. RAM Re’s treaty contracts provide for a cure period, generally between 30 to 90 days, in which RAM Re may restore its ratings or restore the reinsurance credit received by the primaries from the rating agencies to the level associated with RAM Re’s rating prior to the downgrade by providing additional collateral, which may be in the form of additions to the trust accounts maintained by RAM Re for the benefit of its U.S. based customers. To the extent policies are recaptured, RAM must forfeit to the primary an amount determined by formula under each treaty which generally consists of RAM’s allocated share of the statutory unearned premium, net of the ceding commission paid by RAM to the primary (subject to a penalty amount in some cases), and loss reserves established with respect to the policies ceded, as applicable. Statutory premiums usually earn at a slower rate than GAAP premiums and therefore any forfeiture of statutory unearned premiums would result in a loss on a

GAAP basis. In some cases, the primaries may have the right to select specific years of business written to recapture, and a decision by a primary to recapture, for example, all business written prior to 2006, could have a material adverse effect on us because of the projected losses associated with the business written in the last two years. As of August 18, 2008, none of the primaries insurers whose cure period has expired have requested payment for additional ceding commission under the terms of the agreements. As at June 30, 2008, no primaries have recaptured any business or charged RAM Re additional ceding commissions relating to the downgrades. See Note 17 for disclosure on the financial statement effect of increased ceding commission relating to these downgrades.

A further reduction in or loss of rating could have a material adverse effect on our ability to compete, on the terms of our reinsurance and on our financial results. RAM is pursuing a number of alternatives to improve its capital position and the risk profile of its insured portfolio including commutations of risk and reducing its growth. There can be no assurance that the Company will achieve its plans to improve its capital position, see also Note 8 “Contingent Capital and Credit Facilities.” See Note 21 “Subsequent Events”, for a discussion on commutations that have taken place subsequent to June 30, 2008.

During the current year RAM Re has renewed two treaties that were effective in the first quarter with AAA-rated ceding companies, as well as cancelled one treaty and allowed another two treaties to expire relating to non-AAA rated ceding companies. The Company expects new business written for the remainder of 2008 to be minimal as a result of a number of factors arising out of the effect of the subprime and credit crisis on the financial guaranty industry, including the following:

•	RAM Re has been downgraded and is in a rating agency capital constrained position

•	RAM Re has discontinued treaties with four ceding companies that were downgraded below AAA

•	There are only two remaining AAA-rated ceding companies with which RAM Re has treaties who are writing very low business volume since they were put on watch for downgrade by Moody’s

•	Reduced structured finance issuances

•	Lower insured penetration of the public finance market

RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the remainder of the year) and a long-term basis (beyond the year end), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access debt and equity markets, which is unlikely in the near term given current market conditions and the Company’s current stock valuation. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as additional losses, amount and timing of claims payments, the amounts required to be held in trust for the benefit of U.S. regulated customers, adverse market changes, insurance regulatory changes, changes in general economic conditions beyond the next twelve months and Bermuda law. Further increases in loss reserves for RMBS and credit impairments in CDOs, and resulting claims payments in respect of those losses and impairments, would increase cash outflows and could require RAM Re to sell investment securities. Our principal uses of liquidity are for payment of interest on our senior notes, payment of dividends on preference shares if declared by the Board of Directors of RAM Holdings and capital investments in RAM Re. Based on the amount of dividends that we received and expect to receive from RAM Re, we believe that we have sufficient liquidity to satisfy our needs for the next twelve months.

19. Other Matters

Our ceding companies have reported that they are exploring or pursuing claims against the originators of RMBS transactions, counterparties to their credit default swaps on ABS CDOs, and potentially other parties, relating to transactions with respect to which they have established case basis reserves or expect impairments, as applicable. In the case of claims against the originators of RMBS transactions for alleged breaches of representations and warranties, one of our ceding companies has reduced its loss reserves in the amount of expected recoveries with respect to its claims while our other ceding companies are still assessing such recoveries. In general, if a ceding company pays a claim and has recourse through subrogation rights, the Company would benefit based on its proportionate share of risk. However, the Company has not yet reduced its loss reserves to reflect the benefit of any possible recoveries with respect to claims of breaches of representations and warranties.

In 2001, 2002 and 2003, RAM Re reinsured approximately $84.2 million of Jefferson County, Alabama sewer revenue warrants. The warrants are secured by a pledge of net revenues of the County’s sewer system. The County’s sewer system warrants were recently downgraded to Caa3/CCC by Moody’s and S&P respectively due to a potential lack of revenue to meet the scheduled debt service. RAM Re does not currently believe we will have an ultimate loss on the credit and therefore no case reserve has been established. However, we will continue to actively monitor the credit. Losses of $0.2 million have been paid for the year to date on this policy.

20. Statutory Requirements

RAM Re is registered under the Bermuda Insurance Act 1978, amendments thereto and related Regulations (the “Act”), which require that they maintain minimum levels of solvency and liquidity. As at June 30, 2008, the estimated minimum required statutory capital and surplus was $40.6 million, and as at June 30, 2008 estimated statutory capital and surplus was $202.8 million. In addition to the solvency margin, the Bermuda Insurance Act requires RAM Re to comply with a liquidity ratio whereby the value of its relevant assets must be not less than 75% of the amount of its relevant liabilities. Management believes they are in compliance with these requirements as at June 30, 2008.

21. Subsequent Events

On July 25, 2008, RAM Re entered into a Commutation Agreement with Syncora Guaranty Re (formerly XL Financial Assurance Ltd.) (“XLFA”), whereby RAM Re transferred all business previously ceded to RAM Re by XLFA back to XLFA and each of RAM Re and XLFA released each other from claims under the reinsurance agreements. As consideration for the Commutation Agreement, RAM Re paid $94.4 million which includes the repayment of unearned premiums, net of ceding commission, of $8.6 million. The remainder of the consideration paid represents estimated loss reserves on residential mortgage backed securities (“RMBS”) and unrealized losses on ABS CDOs. The transaction reduced the par amount of RAM’s insured portfolio by $3.5 billion of which $711 million related to 2005 - 2007 vintage ABS CDOs (all structured as credit derivatives) and $280 million of 2005 - 2007 vintage RMBS.

Giving affect to the above transaction, as of June 30, 2008 the Company would have recorded additional net income of $22.8 million which would have resulted in the Company having total shareholders’ equity calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) of approximately $203.7 million and retained deficit of $31.1 million versus $53.9 million actually reported as at June 30, 2008. The, as adjusted, shareholders’ equity and retained deficit include assumptions based on the commutation agreement and the related transaction which will be recorded in the quarter ending September 30, 2008. There can be no assurance that the Company’s assumptions will not differ materially from the ultimate treatment or impact of the aforementioned transactions.

Included in the June 30, 2008 financial statements are balances pertaining to our assumed business from XLFA as follows:

•	Derivative Liabilities of $78.6 million;

•	Loss Reserves of $30.4 million;

Subsequent to June 30, 2008, RAM paid the $94.4 million from the proceeds of sales on the investment portfolio which resulted in gross gains of $1.0 million and gross losses of $0.8 million to give a net gain of $0.2 million. Of the securities sold, $0.5 million of these investments were in a gross loss position as at June 30, 2008. Management did not have the intent to sell these securities as at June 30, 2008 as no commutation agreement with XLFA was probably at that time, and as such no impairment was recognized at June 30, 2008.

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

RAM’s forward-looking statements herein may turn out to be incorrect and are based on current expectations and the current economic environment. RAM’s actual results may vary materially. The following factors could cause actual results to differ materially:

•	downgrades of our financial strength ratings from the rating agencies;

•	our inability to execute our business strategy;

•	decreased demand for financial guaranty insurance;

•	reduction in the amount of reinsurance ceded by one or more of our principal primary insurers;

•	contract cancellations;

•	more severe or frequent losses associated with our reinsurance products;

•	dependence on customers;

•	decreased demand for our reinsurance or increased competition in our markets;

•	Insolvency of one or more customers;

•	regulatory or legislative developments;

•	loss of key personnel;

•	technological developments;

•	change in regulation or tax laws;

•	performance of invested assets;

•	the effects of mergers, acquisitions and divestitures;

•	changes in accounting policies or practices;

•	changes in general economic, credit, interest rate or foreign currency environment; and

•	other risks and uncertainties that have not been identified at this time.

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

Overview

RAM Holdings Ltd. is a Bermuda-based provider of financial guaranty reinsurance, conducting substantially all of our operations through our wholly owned subsidiary, RAM Reinsurance Company Ltd. (“RAM Re”). RAM Re’s financial strength ratings from the rating agencies affect our ability to compete in the market of providing reinsurance to the primary financial guaranty insurers. On June 4, 2008, Standard & Poor’s lowered its financial strength rating of RAM Re to “AA” (Very Strong), with negative outlook. Standard & Poor’s stated that the ‘AA’ rating reflects its view of RAM Re’s weakened capital adequacy position, which is the result of a significant amount of projected losses relating to reinsured subprime and second lien residential mortgage-backed securities (RMBS) and asset-backed security collateralized debt obligations (ABS CDOs). The Company’s capital adequacy margin of safety was in the range of 1.0x-1.1x, which exceeds S&P’s ‘AA’ requirement of 1.0x. The rating also reflects S&P’s expectation that RAM Re will continue to maintain strong reinsurance relationships with the primary insurer community in the wake of its rating downgrade. S&P stated that the negative outlook for the ‘AA’ rating reflects S&P’s view that, in light of the unprecedented level of mortgage market deterioration that has occurred, S&P remains circumspect about assigning stable outlooks to insurers even if they have sufficient capital when measured against its projected stress case losses. On February 1, 2008, Moody’s announced that it had placed the Aa3 rating of RAM Re on review for possible downgrade, reflecting Moody’s revised expected loss projections for residential mortgage backed securities and related collateralized debt obligations risk, and the corresponding implications for RAM Re’s capital adequacy. On March 7, 2008, Moody’s confirmed the Aa3 insurance financial strength rating of RAM Re and changed the outlook to negative. Moody’s stated that RAM Re remains adequately capitalized for its Aa3 rating, although it had a capital cushion of only $10 million for this rating. Moody’s stated that the negative outlook assigned reflects continued uncertainty regarding both the ultimate performance of mortgage and mortgage-related collateralized debt obligation exposures, as well as RAM Re’s future underwriting prospects given its reliance on the primaries for business. On May 12, 2008, Moody’s announced that it is revising its assumptions on 2005-2007 vintage subprime second-lien mortgage products and their potential impact on financial guarantors. On August 7, 2008 Moody’s downgraded RAM Re to A3 and put the rating on review for a downgrade. The downgrades could have a material adverse affect on our ability to compete, on the terms of our reinsurance and on our financial results, as such a reduction could result in a significant loss of rating agency capital credit for our customers. Moody’s has not yet determined the amount of reinsurance credit RAM Re will provide its ceding companies at the A3 level. RAM is pursuing a number of alternatives to improve its capital position and the risk profile of its insured portfolio including commutation of risks and reducing its growth. Accessing the capital markets may not be a cost-effective option unless RAM’s quoted stock price improves in the future. The Company expects new business written in 2008 to be substantially lower than 2007 as a result of a number of factors arising out of the effect of the subprime and credit crisis on the financial guaranty industry, including the following:

•	RAM Re has been downgraded and is in a rating agency capital-constrained position

•	RAM Re has discontinued treaties with four ceding companies that were downgraded below AAA

•	There are only two remaining AAA-rated ceding companies with which RAM Re has treaties who have been writing very low business volume since they were put on watch for downgrade by Moody’s

•	Reduced structured finance issuances

•	Lower insured penetration of the public finance market

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

Recent Accounting Pronouncements

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

On May 23, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB statement No.163 “Accounting for Financial Guarantee Insurance Contracts” (“FAS 163”). FAS 163 clarifies how FASB Statement No.60 “Accounting and reporting by Insurance Enterprises” applies to financial guarantee insurance contracts. FAS 163 is focused on the recognition and measurement of premium revenue and claims liabilities, along with additional disclosure requirements for financial guarantee contracts. The significant elements of the standard are as follows:

1.	Premium revenue will be recognized as a function of the amount of insurance protection provided over the contract term.

2.

The standard requires that the present value of installment premiums due pursuant to the terms of a financial guarantee insurance contract be recognized at inception of the contract as unearned premiums and premiums receivable, which is inconsistent with current industry accounting practice.

3.

A claim liability will be established on a financial guarantee contract when the probability weighted net present value of an expected claim loss is estimated to exceed the related unearned premium revenue. Provision of unallocated reserves are not permitted under the standard.

4.

Additional disclosures on financial guarantee contracts, the accounting and risk management activities used to evaluate credit deterioration in the Company’s insured obligations and surveillance lists.

FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, with the exception of certain risk management disclosures which are effective for the first period beginning after issuance of FAS 163 (i.e. the Company’s September 30, 2008 financial statements). Early application is not permitted. The standard does not apply to credit default swaps. The Company is currently assessing the potential impact of applying FAS 163 and at this time is unable to quantify the effect of the adoption of this standard.

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

Losses and Loss Adjustment Expense Reserves

The following table summarizes our reserves as at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

	($ in thousands)

Case	$91,451	$30,447
Unallocated	31,551	33,351

Total	$123,002	$63,798

Estimates of our reserves for loss and loss adjustment expenses are substantially dependent on the surveillance activities and reserving policies of the primary insurers and our estimates are subjective and are based on the judgment of both the primary insurer and our senior risk and finance personnel and, therefore, the final liability may materially differ from amounts estimated and reserved.

Over the past several months, there has been considerable stress in the U.S. residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. The Company is exposed to U.S. residential mortgages through our reinsurance of residential mortgage-backed securities, or “RMBS”, and indirectly through our guarantees of collateralized debt obligations or “CDOs”. CDOs are securities backed by portfolios of assets that may include a combination of bonds, loans, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. As of June 30, 2008 and December 31, 2007, we established $87.9 million and $26.4 million, respectively, of case reserves relating to 2005-2007 RMBS and established $35.5 million and $15.6 million, respectively, of unallocated loss reserve relating to RMBS losses that are probable to occur but cannot be specifically identified. Of the $35.5 million unallocated loss reserves relating to RMBS losses, we transferred $14.1 million to case reserves in the first six months. This addition to unallocated loss reserves is an extension of our reserving methodology and is based generally on increases in unallocated reserves for RMBS by our primary insurers. Additionally, the Company monitors credit impairments relating to CDOs, see “non GAAP measures”.

Valuation of Credit Derivative Instruments

Statement of Financial Accounting Standard No. 149, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards for derivative instruments. RAM’s exposure to credit derivative instruments is through reinsurance of credit default swap contracts issued by ceding companies. These contracts are held to maturity by the ceding companies and were generally considered risk remote because at origination they insured highly rated tranches of structured credit default swap obligations with significant first loss protection. Management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance but they do not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FAS 149. Therefore, we are required to account for these assumed credit default swaps on the balance sheet at fair value and changes in fair value due to market conditions are reported in our Consolidated Statement of Operations. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statement of Operations. The “Realized gains and losses” component of this change in fair value includes net premiums earned on credit derivative policies, including current premiums receivable on assumed credit derivative polices, net of ceding commissions and loss payments to the reinsured including losses payable upon the occurrence of a credit event. The “Unrealized gains and losses” component of the “Net change in fair value of credit derivatives” includes all other changes in fair value, including changes in instrument specific credit spreads.

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

Valuation of Other Financial Instruments.

The put option relating to the Company’s preferred share soft capital facility of $50.0 million, which is described in more detail under “Liquidity and Capital Resources – Capital Resources”, is fair valued with the fair value measurement representing the value to the Company in the current market environment. The fair value of the put option is recorded on the consolidated balance sheet and changes in that fair value are reported through the statement of operations in “Unrealized Gain/(Loss) on Other Financial Instruments”. Unobservable inputs are used to value the put option and include assumptions regarding the creditworthiness of the Company and the structure of the facility as well as other similar instruments in the market.

Valuation of Investment Portfolio

The Company has classified its fixed-maturity investments as available for sale as defined by Statement of Financial Accounting Standards No. 115 (“SFAS 115”). Available for sale investments are carried at fair value, with unrealized appreciation or depreciation reported as a separate component of accumulated other comprehensive income. All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of fixed maturity investments are determined on the basis of amortized cost. Gains and losses on sale of investments are included in investment income when realized. The cost of securities sold is determined using the specific identification method. Short-term investments are carried at amortized cost, which approximates fair value, and include all securities with maturities greater than 90 days but less than one year at time of purchase. All declines in fair value below cost that are considered other than temporary are recognized in income. Factors management considered when assessing impairment include: (i) securities whose market values have declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether the Company has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. Our assessment of a decline in value includes our current judgment of the factors noted above. If that judgment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary. The Company’s investment guidelines require the orderly sale of securities that do not meet investment guidelines due to a downgrade by rating agencies or other circumstances

We have provided tables to summarize unrealized losses in our investment portfolio under “Liquidity and Capital Resources”.

Consolidated Results of Operations

The following table presents summary consolidated results of operations data for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	($ in thousands)
Revenues:
Gross written premiums	$(161)	$27,797	$17,485	$48,511
Net written premiums	(183)	27,797	16,464	48,511
Net earned premiums	19,471	12,045	32,669	24,554
Net change in fair value of credit derivatives	154,247	1,164	(9,523)	2,142
Net investment income	8,320	8,404	16,532	16,050
Net realized investment gains (losses)	665	(8)	(247)	(8)
Net unrealized gain on other financial instruments	3,580	—	4,920	—

Total revenues	$186,283	$21,605	$44,351	$42,738
Expenses:
Loss and loss adjustment expenses	45,752	935	83,280	(80)
Acquisition expenses	6,768	4,381	11,387	8,802
Operating expenses	3,997	3,668	8,705	6,388
Interest expense	3,506	3,505	4,188	4,188

Total expenses	$60,023	$12,489	$107,560	$19,298

Net Income (loss)	$126,260	$9,116	$(63,209)	$23,440

Net Income (Loss)

Net income/(loss) for the three and six months ended June 30, 2008, was $126.3 million and ($63.2) million, respectively, an increase of $117.2 million compared to the three months ended June 30, 2007, and a decrease of $86.6 million for the six months ended June 30, 2007. The change in net income for the three and six month period ended June 30, 2008 as compared to 2007 is due primarily to unrealized gains/(losses) on credit derivatives of $151.5 million and ($14.8) million, respectively, resulting from an increase in gross mark to market losses on credit derivatives of $61.7 million in the quarter due to further deterioration on ABS CDOs, offset by a gain of $213.2 million reflecting RAM’s own non-performance risk under FAS 157 which was due to widening of RAM Re’s estimated credit spread in the market. The adjustment for RAM Re’s own non-performance risk was offset by ratings downgrades and spread changes on ABS CDOs. Additionally, the change in net income for the three and six months ended June 30, 2008, relates to an increase in loss and loss adjustment expenses to $45.8 million and $83.3 million, respectively primarily associated with the deterioration in the performance of reinsured RMBS. During the three months ended June 30, 2008 the Company commuted $1 billion in par outstanding on policies with two primary insurers. All the Company’s obligations with respect to the commuted policies were terminated on commutation and the Company’s outstanding par exposure was reduced by $1.0 billion relating to these policies. The effect of these commutations on the Company’s income statement was to reduce (i) net earned premiums by $1.8 million and (ii) acquisition expenses by $0.6 million, giving an overall reduction to net income of $1.2 million. The net income effect was the result of paying back the primary insurers statutory unearned premiums, net of ceding commissions, which earn on a slower basis than GAAP premium earnings.

Gross Written Premiums

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	($ in thousands)
Public Finance	$3,412	$21,670	$14,042	$36,454
Structured Finance	6,652	6,127	13,668	12,057
Commuted Premiums	(10,225)	—	(10,225)	—

Total	$(161)	$27,797	$17,485	$48,511

Gross written premiums for the three and six months ended June 30, 2008, were $(0.2) million and $17.5 million, a decrease of $28.0 million or 101% in comparison to the three months ended June 30, 2007 and a decrease of $31.0 million or 64% in comparison to the six months ended June 30, 2007. Excluding the effect of the commutation in the second quarter, gross premiums written for the three and six months ended June 30, 2008, were $10.1 million and $27.7 million, a decrease of $17.7 million or 64% in comparison to the three months ended June 30, 2007 and a decrease of $20.8 million or 43% in comparison to the six months ended June 30, 2007. Public finance premiums written decreased to $3.4 million from $21.7 million, or 84%, for the three months ended June 30, 2008, compared to the same period in 2007 and decreased by $22.5 million to $14.0 million for the six months ended June 30, 2007. This decrease in public finance premiums written is as a result of a reduction in the number of primaries we assume business from and a decline in the cessions from our primaries due to lower insured penetration of the public finance market. Structured finance premiums written were $6.7 million for the three months ended June 30, 2008 compared to $6.1 million in the prior year, an increase of $0.6 million, or 9% and were $13.7 million for the six months ended June 30, 2008, an increase of $1.6 million or 13% compared to prior year. This increase is largely a result of the large amount of installment business written during 2007.

The Company expects gross premiums written in 2008 to be significantly lower compared to prior year as also discussed in the Overview above.

Net Written Premiums

Net written premiums for the three and six months ended June 30, 2008 were $(0.2) million and $16.5 million, respectively, 101% below the $27.8 million of net written premiums for the three months ending June 30, 2007 and 66% below the $48.5 million for the six months ending June 30, 2007. The Company currently has one retrocessional agreement in place and during the three and six months ending June 30, 2008 the Company ceded premiums which were immaterial and $1.0 million, respectively, pursuant to that agreement, compared to $nil in the both the three and six months ending June 30, 2007.

Net Earned Premiums

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	($ in thousands)
Public Finance	$12,815	$6,884	$19,213	$13,808
Structured Finance	6,656	5,161	13,456	10,746

Total	$19,471	$12,045	$32,669	$24,554

Net earned premiums for the three and six months ended June 30, 2008, were $19.5 million and $32.7 million, compared with $12.0 million and $24.6 million for the comparable 2007 periods, amounting to increases of 63% and 33% respectively. The increase in the quarter and year to date is due to a significant increase in refundings for the six months to June 30, 2008 of $9.6 million compared to $3.5 million for the six months to June 30, 2007. The refundings resulted from a decrease in interest rates causing policyholders to refinance. Refundings represent an acceleration of earned premiums that occurs when an obligation that we have reinsured is retired or defeased prior to its scheduled maturity which, in turn, results in the recognition of any remaining unearned premiums and deferred policy acquisition costs associated with the obligation. These increases to net earned premiums are offset by a reduction to public finance and structured finance earned premium of $1.6 million and $0.2 million, respectively, relating to the commutations discussed above.

Net Change in Fair Value of Credit Derivatives

The net change in fair value of credit derivatives on our Consolidated Statement of Operations consists of the following related to our credit derivative policies:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	($ in thousands)
Change in fair value of credit derivatives:
Credit derivative premiums received and receivable	$3,814	$1,792	$7,609	$3,237

Acquisition expenses on credit derivatives	(1,102)	(620)	(2,283)	(1,056)

Realized gains and other settlements	$2,712	$1,172	$5,326	$2,181

Unrealized gains/(losses)	151,535	(8)	(14,849)	(39)

Net change in fair value of credit derivatives	$154,247	$1,164	$(9,523)	$2,142

Realized gains and other settlements consists of credit derivative premiums received and receivable, which represents premium income relating to credit default swap policies, net of acquisition expenses and loss and loss adjustment expenses on those policies. Realized gains and other settlements were $2.7 million and $5.3 million for the three and six months ended June 30, 2008, an increase of $1.5 million or 125% over the three months ended June 30, 2007 and an increase of $3.1 million or 141% over the six months ended June 30, 2007. The growth is due to the increased cessions in 2007 and with a new treaty that was effective in the second quarter of 2007.

Net change in fair value of credit derivatives was $151.5 million and ($14.8) million for the three and six months ended June 30, 2008. The net unrealized gains for the three months ended June 30, 2008 resulted primarily from a significant widening of RAM Re’s estimated credit spread. The adjustment for RAM Re’s own non-performance risk was offset by ratings downgrades and spread changes on ABS CDOs. RAM is required to comply with FAS 157, which requires the Company to adjust for its own non-performance risk when measuring the fair value of its derivative liabilities. The effect of the change in RAM Re’s risk of non-performance can result in large variations in the credit derivative liability quarter-on-quarter, which is based on how the market perceives RAM Re’s creditworthiness. The effect of the FAS 157 adjustment for RAM’s credit worthiness resulted in a positive adjustment of $213.2 million to the net mark-to-market charge during the second quarter of 2008. The unrealized losses on derivative financial instruments reported during the six months ended June 30, 2008 was primarily due to the continuing deterioration in subprime mortgage assets and the corresponding widening credit spreads in the market, primarily related to credit default swaps on approximately $11.2 billion of par exposure, offset by the widening of RAM Re’s estimated credit spread The Company also monitors credit impairments, see “non GAAP measures” below.

In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of its derivative liability. The effect of applying this requirement was a reduction in the Company’s derivative liability of approximately $323.7 million at June 30, 2008.

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

Net Investment Income

Net investment income decreased to $8.3 million for the three months ended June 30, 2008, 1% below the $8.4 million for the three months ended June 30, 2007. Net investment income for the six months ended June 30, 2008 and 2007 was $16.5 million and $16.0 million, respectively, an increase of 3%. The movement for the three and six month periods is primarily attributable to the growth of cash and invested assets of approximately 10% during the twelve months ending with the 2008 second quarter relating primarily to premiums written in the latter half of 2007. This is offset slightly by a decrease in the book yield on invested assets. Our average book yields were 4.85% and 5.09% at June 30, 2008 and 2007, respectively.

Net Realized Gains/(Losses) on Investments

Net realized investment gains/(losses) were $0.7 million and ($0.2) million for the for the three and six months ended June 30, 2008, respectively, compared to immaterial losses in the prior years periods. During the first six months of 2008, the Company realized losses of $1.3 million from an other than temporary impairment of one security with subprime exposure. The Company has two other investments with subprime exposure with a fair value of $0.3 million at June 30, 2008, and unrealized losses of $0.1 million. The Company does not believe these two subprime investments to be impaired. This realized loss is offset by net gains of $1.1 million from the sale of fixed maturity securities and from a paydown on the security with an other than temporary impairment. Net gains on securities sold are incidental to the ongoing management of the investment portfolio. The Company had no other write-downs of investments for other than temporary impairment losses for the six months ended June 30, 2008.

Subsequent to June 30, 2008, the Company entered into a commutation under which the settlement was the payment of $94.4 million. Investments in this amount were sold resulting in a net gain of $0.2 million realized subsequent to June 30, 2008.

Net Unrealized Gains/(Losses) on Other Financial Instruments.

Net unrealized gains on other financial instruments were $3.6 million and $4.9 million during three and six months ended June 30, 2008 compared to $nil in the comparable 2007 periods. The unrealized gain on other financial instruments relates to a $50.0 million put option the Company has in place with respect to its preferred share soft capital facility. The put option allows the Company to issue preferred shares to a trust that holds the $50.0 million in investments in exchange for the proceeds of the liquidation of the investments held in the trust. The unrealized gain represents the increase in value of the soft capital facility to the Company compared to the estimated current cost of similar capital that can be obtained in the current market.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three and six months ended June 30, 2008, were $45.8 million and $83.3 million, respectively, an increase of $44.9 million from the $0.9 million for the three months ended June 30, 2007 and an increase of $83.3 million compared to the six months ended June 30, 2007. The loss and loss adjustment expense for the three month period ended June 30, 2008, was mainly driven by (i) a net increase in case basis reserves of $40.4 million, offset by (ii) a decrease in unallocated loss reserves of $11.7 million primarily due to transfers to case reserves from our unallocated RMBS reserve. The loss and loss adjustment expense for the six month period ended June 30, 2008, was mainly driven by (i) a net increase in case basis reserves of $61.0 million, offset by (ii) a decrease in unallocated loss reserves of $1.8 million primarily due to transfers to case reserves from our unallocated RMBS reserve. The negative incurred losses of ($0.1) million for the six months ended June 30, 2007 resulted from loss mitigation efforts by the primaries and is not typical.

Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as trends in the reserving practices of our ceding insurers and specific credit events within reinsured obligations.

The components of incurred losses and loss adjustment expenses for the three and six months ended June 30, 2008 and 2007, are provided in the table below:

	Three Months Ended June 30		Six Months Ended June 30,

	2008	2007	2008	2007

	($ in thousands)
Paid losses	16,134	(1,065)	$23,220	$(267)
Change in case reserves	40,402	377	61,004	(68)
Change in unallocated reserves	(11,730)	1,619	(1,800)	1,478
Change in recoverables	946	4	856	(1,223)

Incurred losses and loss adjustment expenses	45,752	935	$83,280	$(80)

As a result of this activity, our total reserves for losses and loss adjustment expenses at June 30, 2008, increased by $59.2 million when compared to total reserves at December 31, 2007.

Over the past several months, there has been considerable stress in the US residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. RAM Re is exposed to US residential mortgages through our reinsurance of residential mortgage-backed securities, or “RMBS”, and indirectly through our guarantees of collateralized debt obligations or “CDOs” backed by RMBS. CDOs are securities backed by portfolios of assets that may include a combination of corporate bonds, loans, RMBS, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. CDOs backed by significant amounts of RMBS are known as “ABS CDOs”. As of June 30, 2008, we have established $87.9 million of case reserves relating to specific 2005-2007 RMBS exposures and an additional $35.5 million of unallocated loss reserve relating to RMBS losses that are probable but can not be specifically identified, less $14.1 million of unallocated reserves relating to RMBS transferred to case reserves. Additionally, the Company monitors credit impairments relating to ABS CDOs, see “non GAAP measures” below.

The following summarizes RAM Re’s exposure to residential mortgage-backed securities, or RMBS, and CDOs, as of June 30, 2008.1 RAM Re generally follows the classifications for mortgage and CDO securities used by the primary insurers and reported to RAM Re.

As a reinsurer we report outstanding exposure on a one quarter lag, which is consistent with the reinsurance industry practice. However, we closely monitor any credit changes on an ongoing basis through discussions with the primaries and rating agencies. The RAM Re ratings shown in the tables below are based on the current ratings of the primaries and the rating agencies as of our review on July 25, 2008. See Note 21 in our June 30, 2008 unaudited financial statements contained elsewhere herein for information on the Commutation Agreement entered into on July 25, 2008 by RAM Re and XLFA, whereby RAM Re commuted all business previously ceded to RAM Re by XLFA back to XLFA and each of the RAM Re and XLFA released each other from all claims under the reinsurance agreements. The tables and discussion below have been adjusted to exclude exposure that was subsequently commuted back to XLFA and may not add due to rounding.

Residential Mortgage Backed Securities (“RMBS”) Exposure

The following table summarizes RAM Re’s RMBS outstanding par exposure as of June 30, 2008, by loan type and vintage, excluding the XLFA portfolio.

($ in millions)	Pre- 2002	2002	2003	2004	2005	2006	2007	2008	Total Outstanding

Sub-prime	34.4	9.2	48.6	31.5	19.1	43.6	172.0	1.0	359.3
Other Mortgage	38.3	8.1	14.0	212.1	152.2	389.5	916.1	40.4	1,770.7
International	0.8	12.2	87.8	127.3	117.6	219.8	202.9	61.8	830.1

	73.5	29.5	150.3	370.9	288.8	652.9	1,290.9	103.2	2,960.2

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

[1] RAM Re reports outstanding exposures on a one-quarter lag basis.

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

The following table provides the break-down of RAM Re’s mortgage exposure outstanding as of June 30, 2008 for deals closed since January 1, 2005 by product type and RAM Re Rating,2 excluding the XLFA portfolio:

Mortgage Securities Exposure
Net Par Outstanding as of June 30, 2008
Vintages 2005 - Q2 2008

	RAM Re Rating

($ in millions)	AAA/AA	A	BBB	BIG*	Total

Prime 1sts	$56.2	$9.5	$2.2	$1.4	$69.4
HELOCs	32.3	10.2	65.1	461.8	569.5
Closed-End Seconds	7.6	7.3	144.4	225.1	384.4
Alt A	345.8	57.9	28.3	34.0	466.0
Sub-prime	61.0	—	64.9	109.8	235.7
Manuf. Housing	—	7.8	—	—	7.8
NIMs	—	—	0.7	0.4	1.1
International	583.4	2.5	16.1	—	602.0

Total	$1,086.3	$95.3	$321.7	$832.6	$2,335.9

* “BIG” stands for Below Investment Grade.

The typical RMBS securitization originally rated “A” or “BBB” by RAM Re is structured such that RAM Re’s exposure is to the senior-most risk layer. Accordingly, our outstanding par exposure represents a layer of risk starting from the rating shown in the table, up to and including the AAA risk layer. For example, $50 million of outstanding par exposure originally reported as BBB represents the senior-most risk ranging from BBB to AAA. By far the largest of the risk layers, and therefore most of the $50 million, is considered to be of AAA credit quality.

[2] RAM Re ratings are current as of July 25, 2008. These ratings are assigned by RAM Re based on management’s judgment and take into consideration the ratings assigned by the primaries and the rating agencies. RAM Re undertakes no obligation to update its ratings, and such ratings do not constitute investment advice.

The following table lists the top five largest issuers of US mortgage securities in RAM Re’s portfolio by RAM Re par outstanding and provides the outstanding par amount of HELOC, closed-end seconds (CES), sub-prime and Alt-A issued by each, excluding the XLFA portfolio:

          RAM Re’s Top 5 US Mortgage Issuers

	($ in millions)	Outstanding Par

	Issuer Name	Total	HELOC	CES	Subprime	Alt-A

1	Countrywide	$679.9	$467.9	$161.7	$36.8	$12.7
2	Residential Capital (GMAC-RFC)	362.9	177.9	123.2	56.8	4.6
3	Deutsche Bank	216.1	0.0	0.0	0.0	216.1
4	Morgan Stanley	105.2	12.8	0.0	92.4	0.0
5	Impac Funding Corp	85.4	0.0	11.7	0.0	64.6

		$1,449.5	$658.6	$296.6	$186.0	$298.0

CDO Exposure

RAM Re also has exposure to mortgage collateral in CDOs. RAM Re’s exposure to mortgage collateral in CDOs is a sub-set of our CDOs backed by multi-sector (“MS”) collateral (see definition below). The following table sets forth the RAM Re Rating of the MS CDOs in our portfolio as of June 30, 2008, excluding the XLFA portfolio:

Multi-Sector CDOs by RAM Re Rating

RAM Re Rating	Outstanding Par	%

($ in millions)
AAA	$2,943.3	93.5%
AA	$40.7	1.3%
A	$3.6	0.1%
BBB	$—	0%
BIG	$159.6	5.1%

Total	$3,147.1	100.0%

RAM Re’s MS CDO exposure can be seen in more detail in our multi-sector CDO table below.

The following table segregates RAM Re’s MS CDOs into four classifications:

•	HG - which are high-grade securities (rated single-A or higher, primarily AA),

•	CMBS - which are commercial mortgage-backed securities,

•	Mez - which are mezzanine securities (rated below single-A, primarily BBB) and

•	CDO - which are CDOs backed by CDOs (or “CDO-squared”).

Multi-Sector CDOs by Collateral Type
($ in millions)

CDO	Outstanding
Type	Par	%

HG	$323.3	10.3%
CMBS	2,459.4	78.1%
Mez	50.4	1.6%
CDO	314.0	10.0%

Total	$3,147.1	100.0%

The vintage distribution, based on closing date of CDO issuance, of RAM Re’s MS CDOs is broken out by CDO Type in the table below, excluding the XLFA portfolio:

Multi-Sector CDOs by Vintage and Type
($ in millions)

	CMBS	HG	Mez	CDO	Total

2000	$—	$—	$0.2	$—	$0.2
2001	—	—	0.4	0.7	1.1
2002	0.4	—	14.7	—	15.1
2003	—	73.4	3.8	7.5	84.7
2004	47.3	—	31.2	55.9	134.3
2005	156.2	204.6	0.1	100.0	460.9
2006	203.3	9.4	—	—	212.7
2007	2,052.2	35.9	—	150.0	2,238.1
2008	—	—	—	—	—

	$2,459.4	$323.3	$50.4	$314.0	$3,147.1

The table below provides a listing of RAM Re’s multi-sector CDOs containing significant residential mortgage exposure and closed since January 1, 2005. The table lists each CDO transaction by vintage year and multi-sector type and provides the proportion of the collateral that is RMBS. The table also provides a break-down of the collateral into sub-prime RMBS, Alt A, CES, HELOCs, ABS CDOs, Non-ABS CDOs and Other. The “Other” category may include other RMBS types such as international and prime. The table excludes all exposure related to the XLFA portfolio. Also shown is the current subordination level below RAM Re and RAM Re’s current internal rating.

Listing of RAM Re 2005 – 2008 Vintage Multi-Sector CDOs with Significant RMBS Exposure

					Collateral Type %

Obligor Key	Year Insured	RAM Rating	Insured Amount	Current Subordination	Total RMBS	Subprime	Alt A	HELOCs	ABS CDOs	Non-ABS CDOs	Other	Total

HIGH GRADE CDOs
RAM00006928	2005	AAA	50.0	20.1%	77%	33%	11%	33%	8%	12%	3%	100%
RAM00006950	2005	AAA	73.9	49.5%	67%	42%	8%	0%	24%	0%	26%	100%
RAM00007029	2005	AAA	80.0	11.5%	29%	6%	14%	4%	0%	10%	65%	100%
RAM00007266	2006	BIG	9.4	3.3%	81%	21%	0%	34%	18%	1%	26%	100%
RAM00007781	2007	AA	35.9	8.0%	53%	47%	0%	1%	0%	30%	22%	100%

Mez CDOs
RAM00000664	2005	AA	0.1	56.7%	45%	6%	0%	10%	0%	8%	75%	100%

CDO of CDO
RAM00006955*	2005	AAA	100.0	10.5%	20%	20%	0%	0%	17%	63%	0%	100%
RAM00007770	2007	BIG	150.0	15.0%	25%	15%	0%	8%	20%	45%	13%	100%

			$499.3

* This CDO is predominantly backed by Corporates

All of the CDOs shown in the table above were “super-senior” tranches at the time of underwriting, which means that they had subordination in excess of the subordination required by the rating agencies for triple-A ratings.

As shown in the following table, RAM Re’s total CDO par exposure was $8.9B as of June 30, 2008, excluding the XLFA portfolio. The following table breaks down RAM Re’s total CDO exposure by type of CDO:

RAM Re Total CDO Exposure By CDO Type
($ in millions)

Total CDO Portfolio

CDO	Outstanding
Type	Par	%

HY	$3,633.9	41.0%
IG	1,559.8	17.6%
MS	3,147.1	35.5%
EM	226.0	2.6%
DBL	294.7	3.3%

Total	$8,861.5	100.0%

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

The distribution of RAM Re’s total outstanding CDO portfolio by RAM Re rating, excluding the XLFA portfolio, is as follows:

RAM Re Total CDO Exposure by Rating
($ in millions)

RAM Re	Outstanding
Rating	Par	Pct

AAA	$8,162.3	92.1%
AA	$459.1	5.2%
A	$72.0	0.8%
BBB	$6.1	0.1%
BIG	$162.0	1.8%

Total	$8,861.5	100.0%

Acquisition and Operating Expenses

Acquisition expenses, primarily ceding commissions, were $6.8 million and $4.4 million, respectively, for the three months ended June 30, 2008 and 2007 and $11.4 million and $8.8 million, respectively for the six months ended June 30, 2008 and 2007. Acquisition expenses vary directly with earned premiums and the increase in acquisition expenses of $2.4 million and $2.6 million, or 55% and 30%, for the three and six months ended June 30, 2008, as compared to the same periods in prior year was due to an increase in earned premiums in the period, as discussed above.

Operating expenses were $4.0 million for the three months ended June 30, 2008, an increase of 8% compared to $3.7 million for the comparable period of 2007. Operating expenses for the six months ended June 30, 2008 and 2007 were $8.7 million and $6.4 million respectively, an increase of 36%. The increase for the three month period ended June 30, 2008 was primarily due to increased costs associated with the renewal of our Directors and Officers (“D&O”) insurance coverage. The increase for the six month period ended June 30, 2008 compared to the comparative 2007 periods is primarily due to increased costs expensed during the period in relation the renewal of our D&O insurance coverage, as well as an increase in audit and legal fees in the year to date. Excluding the costs relating to the D&O coverage in 2008, operating expenses have increased by 20% over prior year’s first six months, primarily reflecting ongoing costs of being a public company in the current environment.

Interest Expense on Debt and Redeemable Preferred Shares

Interest expense was $3.5 million for both the three months ended June 30, 2008 and 2007, and $4.2 million for both the six months ended June 30, 2008 and 2007, respectively. Preferred share dividends, classified as interest expense, of $2.8 were paid in the first six months of 2008 and 2007. Dividends on the preferred shares are payable semi-annually on June 15 and December 15 each year if declared by the Board of Directors.

Non GAAP measures

Credit impairments on our credit default swaps are a non GAAP metric which management believes is useful to analysts, rating agencies and investors to review the results of our entire portfolio of policies. Management considers our credit derivative policies as a normal extension of our financial guarantee business and reinsurance in substance. The Company measures and monitors credit impairments which are expected to be paid out over the term of the credit derivative policies. As at June 30, 2008 and December 31, 2007 the Company estimates credit impairment reserves amounting to $143.5 million and $44.4 million, respectively. Credit impairment reserves for the three and six months ended June 30, 2008 increased by $86.7 million and $99.1 million, respectively, and were $nil for both the three and six months ended June 30, 2007. The increase in credit impairments relates to estimated losses on our exposure to ABS CDO’s.

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

The Company’s credit default swap policies are not readily tradable as there is no active market for them. Therefore the Company views its principal market as the financial guaranty insurance market, whose participants would hypothetically be able to assume this business if the Company were to hypothetically transfer a policy.

In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of a liability. Some of the fair value measurements received from our ceding companies reflected adjustments for their own non-performance risk. Because RAM’s valuation of its obligations under reinsurance contracts covering these liabilities begins with the amounts reported by the ceding companies, an adjustment is needed to reflect RAM’s own non-performance risk in the measurement of the fair value of these liabilities.

There is no observable credit spread for RAM Re or RAM Holdings, as such there is inherently a significant amount of judgment, subjectivity and uncertainty involved in the estimation of the adjustment for RAM’s non-performance risk. Management has used unobservable inputs that reflect RAM’s own assumptions about assumptions market participants would use in pricing RAM’s creditworthiness. In doing so, the Company used the following as data points in order to estimate the effect of the Company’s non-performance risk on the fair value of the CDS liabilities (i) an estimated spread representing a hypothetical credit spread on RAM Re, (ii) RAM Re’s financial strength and financial enhancement ratings set by rating agencies, and (iii) the movement in the market price of the Company’s common shares. The Company believes that these data points would be considered by hypothetical market participants in determining RAM’s creditworthiness. The effect of adopting this requirement of FAS 157 was a reduction in the Company’s derivative liability at June 30, 2008 of approximately $323.7 million.

As noted above, this calculation is based on estimates, involves a significant degree of management judgment and is sensitive to selected assumptions. Changes to the assumptions used in this valuation could lead to materially different results. For example, a change in RAM’s estimated spread would have a significant impact on the amount of the adjustment for RAM’s own non-performance risk. Adjustments to RAM’s non-performance risk will be recorded in the periods in which they become known or estimable by the Company.

The following table presents the fair value measurement levels for assets and liabilities that the Company has recorded at fair value as of June 30, 2008. As required by FAS 157 items are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Total	Level 1	Level 2	Level 3

	($ in thousands)

Financial Assets:
Fixed maturity investments	$694,842	$71,462	$617,911	$5,469
Cash and cash equivalents	19,398	19,398	—	—
Other financial instruments	40,250	—	—	40,250
% of assets at fair value	100%	12%	82%	6%

Financial Liabilities:
Derivative Liabilities (1)	$195,510	$—	$—	$195,510

% of liabilities at Fair value	100%	—	—	100%

Our credit derivative policies are classified as Level 3 in the above fair value hierarchy since the valuations provided to us by our ceding companies are from valuation models which place reliance on at least one significant unobservable input. Consistent with the requirements of FAS 157 we believe these models use observable market data when available.

The following table presents changes in the net credit derivative liabilities balance for which fair value was measured under Level 3 for the three and six months ended June 30, 2008:

	Fair value measurement using significant unobservable inputs (Level 3)

	Three months ended June 30, 2008	Six months ended June 30, 2008
($ in thousands)
Balance, beginning of period	$(347,099)	$(180,589)

Total gains (losses) (realized and unrealized) included in earnings	151,440	(15,103)
Purchases, issuances and settlements	149	182
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2008	$(195,510)	$(195,510)

The Company’s fair values of fixed maturity and short-term investments are based on quoted market prices all of which are based on observable market inputs where available. The majority of prices are obtained from the last reported trade on each security or a similar security. If there are no trades reported on that security or a similar security, then the security is modeled using both observable and unobservable inputs. A modeled price uses estimates which include the underlying collateral performance, cash flow expectations, and interest rate for the future cash flows. The Company has assessed pricing methodologies and related inputs and evaluated the fixed income securities in the investment portfolio to determine the appropriate FAS 157 fair value hierarchy level based on trading activity and observability of inputs. Based on the Company’s evaluation, each security was classified as Level 1, 2, or 3. Prices with observable market inputs were classified as Level 2, prices on money market funds and US treasuries were classified as Level 1, and valuations with no significant observable inputs were classified as Level 3 as of June 30, 2008.

At June 30, 2008 and January 1, 2008, three securities within our fixed maturity portfolio were valued using unobservable inputs, and therefore the valuations were assessed as Level 3.

The following table presents the fixed maturity investments for which fair value was measured under Level 3 for the three and six month periods to June 30, 2008:

	Fair value measurement using significant unobservable inputs (Level 3)

($ in thousands)	Three months ended June 30, 2008	Six months ended June 30, 2008

Balance, beginning of period	$2,579	$3,847

Total realized gains/(losses) included in earnings	71	(1,192)
Total unrealized (losses)/gains included in other comprehensive loss	(2)	7
Purchases, issuances and settlements	2,821	2,807
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2008	$5,469	$5,469

The Company’s fair value on Other Financial Instruments relates to the put option on the Company’s preferred share soft capital facility, which represents the value to the Company in the current market environment. The put option is a financial instrument and is required to be fair valued. As at June 30, 2008, the unrealized gain on this financial instrument was $40.3 million and is included in other financial instruments on the consolidated balance sheet. The movement in fair value of $4.9 million is included as an unrealized gain on other financial instruments in the statement of operations. Valuations are based on unobservable inputs including assumptions over the Company’s performance and future outlook, the facility, the current market conditions, and other similar instruments in the market. Assumptions include the current rate paid for the facility (LIBOR plus 300 bps at June 30, 2008), the term of the facility and the Company’s rating, along with judgmental factors such as the market perception of the facility and the Company.

The following table presents the Other Financial Instruments for which fair value was measured under Level 3 for the three and six month periods to June 30, 2008:

	Fair value measurement using significant unobservable inputs (Level 3)

($ in thousands)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Balance, beginning of period	$36,670	$35,330

Total gains (realized and unrealized) included in earnings	3,580	4,920
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2008	$40,250	$40,250

Since there is currently no active market for the put option and due to the significant number of the unobservable inputs used in the valuation, the valuation was considered to be Level 3.

Liquidity and Capital Resources

Liquidity

RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access debt and equity markets, which may be unlikely in the near term given current market conditions and the Company’s current stock valuation. Our principal uses of liquidity are for payment of interest on our senior notes, payment of dividends on preference shares if declared by the Board of Directors of RAM Holdings and capital investments in RAM Re. Based on the amount of dividends that we received from RAM Re, we believe that we will have sufficient liquidity to satisfy our needs through year end. RAM Re’s Board will next consider a dividend for RAM Holdings’ requirements for 2009 in late 2008 or early 2009. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as additional losses, amount and timing of claims payments, the amounts required to be held by us in trust for the benefit of our U.S. regulated customers, adverse market changes, insurance regulatory changes, changes in general economic conditions beyond the next twelve months and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.

The principal sources of RAM Re’s liquidity are gross written premiums, scheduled investment maturities, and net investment income. The principal uses of RAM Re’s liquidity are for the payment of operating expenses, claims, ceding commissions, reinsurance premiums, and dividends to RAM Holdings and for purchases of new investments. We believe that RAM Re’s expected operating liquidity needs can be funded from its operating and investing cash flows for the next twelve months. Further increases in loss reserves for RMBS and credit impairments in CDOs, and resulting claims payments in respect of those losses and impairments, would increase cash outflows and could require RAM Re to sell investment securities.

RAM Re may not declare and pay dividends during any financial year if it would cause RAM Re to fail to meet its solvency margins and liquidity ratio (the “Relevant Margins”). The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of net loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain an estimated minimum level of statutory capital and surplus of $40.6 million at June 30, 2008. RAM Re’s estimated statutory capital and surplus was $202.8 million and met the minimum level of statutory capital and surplus requirement at June 30, 2008. In addition to the solvency margin, the Bermuda Insurance Act requires RAM Re to comply with a liquidity ratio whereby the value of its relevant assets must be not less than 75% of the amount of its relevant liabilities. In the event RAM Re fails to meet its Relevant Margins on the last day of any financial year, it shall not without the approval of the Bermuda Monetary Authority (the “BMA”), declare or pay any dividend during the next financial year.

Based upon the Relevant Margins the maximum amount that would be available during 2008 for payment as a dividend by RAM Re is approximately $51.5 million. As of June 30, 2008, $8.4 million dividends have been paid by RAM Re to RAM Holdings.

RAM Re and the Company must also comply with the provisions of the Bermuda Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment, be unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. The Board of Directors of RAM Re and the Company will evaluate any dividends in accordance with this test at the time such dividends are declared.

Under our quota share treaty agreements with our ceding companies, when RAM Re is downgraded and capital credit provided to them is reduced, the ceding companies have the right to increase ceding commissions or reassume policies previously ceded to RAM Re, for all years or in some cases by underwriting year, which would require the return of unearned premiums (calculated on a U.S. statutory basis) and payment of any loss reserves on policies reassumed. On June 4, 2008 RAM Re was downgraded by S&P to AA from AAA and on August 7, 2008 RAM Re was downgraded by Moody’s to A3 from Aa3 which trigger the above events to become effective after a cure period. None of RAM Re’s ceding companies have recaptured business or increased ceding commissions to date. As of August 18, 2008, none of the primaries insurers whose cure period has expired have requested payment for additional ceding commission under the terms of the agreements. If all of the stipulated business were recaptured by the ceding companies, this would adversely affect the future earnings of the Company by the unearned premiums returned and the loss of future installments premiums, as well as investment income on unearned premium balances of the returned business. U.S. statutory premiums earn at a slower rate than GAAP premiums and therefore any forfeiture of statutory unearned premiums would result in a loss on a GAAP basis. The unearned premiums returned to the ceding companies would come out of the trust accounts set up for the benefit of each primary. As at June 30, 2008, we accrued a liability for additional ceding commission payable related to the S&P downgrade of $5.6 million which has been deferred and will be expensed as the related premiums are earned. We are unable to estimate any further ceding commission increase resulting from the Moody’s downgrade because Moody’s has not yet established the amount of further reinsurance credit we provide to each of the primaries at the A3 level.

At June 30, 2008, the Company has $714.2 million of cash and investments of which $430.1 million is held in trust for the benefit of our ceding companies, leaving $284.1 million cash and investments available for the cost of ongoing business. The trust accounts are required to hold cash and investments equivalent to unearned premiums, case basis loss reserves, and a contingency reserve calculated by the ceding companies, and the balances are adjusted at least annually. Currently, losses are paid out of our unrestricted cash rather than our trust accounts which reduces available cash until the trust accounts are adjusted. On July 25, 2008, RAM Re entered into a Commutation Agreement with XLFA where RAM Re commuted all business previously assumed from XLFA back to XLFA and both parties released the other from all claims under the reinsurance agreements, see Note 21 in the unaudited June 30, 2008 financial statements included elsewhere herein. The payment of $94.4 million included unearned premiums of $8.6 million, net of ceding commissions, with the remaining payment related to loss reserves. This was paid from our unrestricted cash as XLFA did not require us to maintain a trust account.

Cash Flows

During the first six months of 2008, net operating cash flow was $6.9 million compared to $39.7 million for the first six months of 2007. Our operating cash flows are primarily the result of the excess of net premiums received and investment income over claims payments, operating expenses, and interest expenses. The decrease in operating cash flows is primarily the result of the payment of our D&O insurance premiums as well as loss payments relating to RMBS exposure. For the first six months of 2008 and 2007, net cash flows from financing activities were $nil and ($0.2) million, respectively. Net cash from investing activities amounted to $8.0 million and $65.1 million in the period ending June 30, 2008, and 2007, respectively, relating to the purchases of investments offset by sales and maturities of investments.

Capital Resources

RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re claims paying resources and may not be drawn upon except for the payment of catastrophic losses where cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re exceed minimum defined thresholds. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual extension provision subject to bank approval, was not extended for an additional year on May 11, 2008. The facility has a term ending on May 11, 2015. As of June 30, 2008, no amounts were outstanding under this facility nor have there been any borrowings under this facility. We also maintain a second $40.0 million contingent capital facility with two highly rated commercial banks. This facility is similar in purpose and structure to the $90.0 million contingent capital facility described above although it may be drawn upon to cover losses arising only from municipal obligations reinsured by RAM Re in excess of the minimum defined threshold. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility. The $40.0 million facility has an annual extension feature, subject to approval of the lenders, was not extended for an additional year on February 3, 2008. The facility has a term ending on February 3, 2014. As of June 30, 2008, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

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

On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50.0 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “BBB+” by Standard & Poor’s and “Baa3” on negative outlook by Moody’s. The rate paid by the trust on these securities is currently LIBOR plus 300 at June 30, 2008. Per the facility, the downgrade of the trust’s auction market perpetual preferred securities to below A+ for Standard & Poor’s on June 4, 2008 increased the maximum rate paid by the trust on these securities from LIBOR plus 200 to LIBOR plus 300, and RAM Re’s put option fee (calculated as the rate paid on the auction market perpetual preferred securities less the stated yield on the commercial paper held by the trust during the relevant period after deducting certain expenses of the trust) was increased correspondingly. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of June 30, 2008, the perpetual put options have not been exercised. During the six months ended June 30, 2008, and 2007, expenses of $0.6 million and $0.2 million, respectively, were paid relating to the operation of the facility.

On March 26, 2004, the Company issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere. We were in compliance with all covenants at June 30, 2008.

During the first six months of 2008, RAM Re paid dividends to the Company in the amount of $8.4 million, which was used to pay interest on the senior debt of $1.4 million at March 31, 2008 and preferred dividends of $2.8 million on June 15, 2008. The balance is expected to be used for future interest payable on the long term debt and dividends on the preference shares when and if declared by the Board of Directors.

Investment Portfolio

At June 30, 2008, our investment portfolio consisted of $694.8 million of fixed income securities, and $14.8 million of cash and cash equivalents. Our fixed income securities are designated as available for sale in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Short-term investments consist primarily of money market funds, U.S. domestic time deposits and discount notes. There were no short-term investments held at June 30, 2008. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by outside professional asset management firms in accordance with specific investment policies approved by our Board of Directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices from nationally recognized pricing services, dealer quotes, or matrix pricing, all of which are based on observable market inputs where available. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at June 30, 2008 is 4.34 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio is 4.90% and the book yield of the portfolio is 4.85% at June 30, 2008. At June 30, 2008, we had $430.1 million of invested assets in trust accounts for the benefit of primary insurers (out of a total of $714.2 million of total cash and investments). Under our reinsurance agreements with primary insurers regulated in the U.S., RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission.

Our finance personnel monitor the portfolio on a monthly basis for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of June 30, 2008, and December 31, 2007, (note that the table includes only securities which are in an unrealized loss position):

	As of June 30, 2008		As of December 31, 2007

Length of Time in Continuous Unrealized Loss Position	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

($ in thousands)
Municipal securities
0-6 months	$30,388	$(384)	$1,389	$(11)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	30,388	(384)	1,389	(11)
Corporate securities
0-6 months	78,185	(1,268)	7,119	(87)
7-12 months	6,144	(109)	3,979	(9)
Greater than 12 months	15,007	(1,518)	74,992	(2,088)

	99,336	(2,895)	86,090	(2,184)
U.S. Government obligations
0-6 months	11,548	(190)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	11,548	(190)	—	—
Mortgage and asset-backed securities
0-6 months	130,741	(1,884)	6,077	(15)
7-12 months	11,284	(324)	2,059	(13)
Greater than 12 months	44,777	(1,329)	117,044	(1,774)

	186,802	(3,537)	125,180	(1,802)

Agencies
0-6 months	20,872	(510)	—	—
7-12 months	—	—	—	—
Greater than 12 months	—	—	12,818	(71)

	20,872	(510)	12,818	(71)

Total	$348,946	(7,516)	$225,477	$(4,068)

As at June 30, 2008, the Company’s gross unrealized loss position was $7.5 million compared to $4.1 million at December 31, 2007. The increase is primarily related to an increase of $1.7 million in mortgage and asset-backed securities. The increase in the unrealized losses at June 30, 2008 is attributable to a decrease in interest rates.

The differences between fair value and amortized cost are primarily the result of changes in interest rates after a fixed-income security is purchased and therefore management does not believe these investments to be other than temporarily impaired. The investments held by the Company are considered to be available-for-sale but the Company has the ability and the intent to hold these investments until the security recovers its value, or to their contractual maturity. Unrealized gains and losses relating to investments are currently recorded in accumulated other comprehensive income in shareholders’ equity as the Company generally holds these investments to maturity. The unrealized gains and losses are expected to decrease as the investment approaches maturity and the Company expects to realize a value substantially equal to amortized cost.

As at June 30, 2008, the Company holds three investments with exposure to the subprime sector. These investments have a fair value of $1.3 million and an amortized cost of $1.4 million. As at June 30, 2008, and December 31, 2007, the Company had recognized other than temporary impairments of $4.9 million and $3.6 million respectively, relating to one of these investments, the fair value of this investment is $1.1 million at June 30, 2008. The Company’s other two investments with subprime exposure had a fair value of $0.3 million, and immaterial unrealized losses. The Company does not believe these two subprime investments to be impaired.

The amortized cost and estimated fair value of investments in fixed income securities at June 30, 2008, and December 31, 2007, were as follows:

	June 30, 2008		December 31, 2007

Fixed Income Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	($ in thousands)
Municipal securities	44,314	44,751	$16,704	17,727
Corporate securities	145,752	144,592	123,559	123,992
U.S. Government securities	68,991	71,462	70,393	73,270
U.S. Agency	113,002	115,667	169,874	175,625
Mortgage and asset-backed securities	320,625	318,370	305,115	305,919

Total	$692,684	$694,842	$685,645	$696,533

The following table summarizes our investment portfolio by bond quality at fair value at June 30, 2008, and December 31, 2007:

	As of June 30, 2008	As of December 31, 2007

AAA or equivalent	78.3%	82.0%
AA	7.0%	6.2%
A	12.5%	8.9%
Other	0.1%	—
Cash	2.1%	2.9%

Total	100.00%	100.0%

As of June 30, 2008 the Company’s investment portfolio contained one security that was rated below investment grade, on which the company has recognized as an other than temporary impairment. As of December 31, 2007, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

Subsequent Events

On July 25, 2008, RAM Re entered into a Commutation Agreement with Syncora Guaranty Re (formerly XL Financial Assurance Ltd.) (“XLFA”), whereby RAM Re transferred all business previously ceded to RAM Re by XLFA back to XLFA and each of RAM Re and XLFA released each other from claims under the reinsurance agreements. As consideration for the Commutation Agreement,

RAM Re paid $94.4 million which includes the repayment of unearned premiums, net of ceding commission, of $8.6 million. The remainder of the consideration represents estimated loss reserves on residential mortgage backed securities (“RMBS”) and unrealized losses on ABS CDOs. The transaction reduced the par amount of RAM’s insured portfolio by $3.5 billion of which $711 million related to 2005 - 2007 vintage ABS CDOs (all structured as credit derivatives) and $280 million of 2005 - 2007 vintage RMBS.

Giving affect to the above transaction, as of June 30, 2008 the Company would have recorded additional net income of $22.8 million which would have resulted in the Company having total shareholders’ equity calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) of approximately $203.7 million and retained deficit of $31.1 million versus $53.9 million actually reported as at June 30, 2008. The as adjusted shareholders’ equity and retained deficit include assumptions based on the commutation agreement and the related transaction which will be recorded in the quarter ending September 30, 2008. There can be no assurance that the Company’s assumptions will not differ materially from the ultimate treatment or impact of the aforementioned transactions.

Included in the June 30, 2008 financial statements are balances as follows pertaining to our assumed business from XLFA and the estimated proforma effects:

XLFA Commutation ($ millions)	6/30/08	XLFA Effect	XLFA%	Proforma Giving Effect for the XLFA Commutation

Derivative Liability	$195.5	$78.6	40.2%	$116.9
Credit Impairments	$143.5	$120.0	83.6%	$23.5
Loss Reserves	$123.0	$30.4	27.6%	$92.6

Par Outstanding:
ABS CDOs with credit impairments	$820.3	$659.7	80.6%	$160.6
US RMBS with case reserves	$944.5	$170.7	18.1%	$773.8

Income Statement effect:
Net Income	$126.3	$22.8		$149.1
Operating (Loss)/Income	($116.2)	$64.6		($51.6)

On a proforma operating basis, RAM paid $94.4 million which removed June 30, 2008 balances of (i) $30.4 million in case reserves, (ii) $119.9 million in credit impairments on ABS CDOs and (iii) $8.6 million of unearned premiums, net of ceding commission, which would have resulted in a reduction of the reported operating loss by $64.6 million.

Subsequent to June 30, 2008, RAM paid the $94.4 million from the proceeds of sales on the investment portfolio which resulted in gross gains of $1.0 million and gross losses of $0.8 million to give a net gain of $0.2 million. Of the securities sold, $0.5 million of these investments were in a gross loss position as at June 30, 2008. Management did not have the intent to sell these securities as at June 30, 2008 as no commutation agreement with XLFA was probably at that time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a reinsurer, we rely on the valuation information on our insured credit derivatives that the ceding companies provide us from their internal models, however these valuations can differ between ceding companies due to differences in valuation techniques, assumptions, and market data used in their internal models. As a result of our reliance on the valuations the ceding companies report to us, we are unable to estimate changes in their reported fair value estimates given changes in credit spreads. For the six month period ended June 30, 2008, we reported an unrealized loss on credit derivatives of $14.8 million, net of FAS 157 own credit risk gain of $323.7 million. RAM is required under FAS 157 to adjust for its own non-performance risk when measuring the fair value of its derivative liabilities. RAM applied a discount to the derivative liability reported by the primary insurers which primarily reflects the change in the Company’s estimated spread for the quarter. See further discussion in Note 6 to our June 30, 2008 interim consolidated financial statements included elsewhere herein. The effect of the change in RAM Re’s estimated spread can result in large variations in the credit derivative liability quarter on quarter, which is based on how the market perceives RAM Re, resulting in losses if RAM’s spread tightens and further gains if the spread widens.

See Note 3 and Note 6 to our interim consolidated financial statements contained elsewhere herein for further information on the valuation of our insured credit default swap portfolio.

There has been no material changes in the Company’s market risk of our investment portfolio during the first six months ended June 30, 2008. For additional information on market risk relating to our investment portfolio, refer to the Company’s 10-K filing “Management’s Discussion and Analysis of Financial Condition” under the heading “Risk Management”.

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

Changes in Internal Controls over Financial Reporting. During the three months ended June 30, 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There were no legal proceedings during the period covered by this Form 10-Q.

Item 1A. Risk Factors.

There are no material changes to the information reported under “Part I. Item 1A – Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, except the following:

The adverse rating actions previously taken concerning RAM Re’s ratings and any further adverse rating actions could significantly decrease the value of the reinsurance we provide and have a material adverse effect on our business, financial condition and results of operations.

          RAM Re currently has a financial strength rating of “AA” by Standard & Poor’s, with a negative outlook as a result of a downgrade on June 4, 2008, and a financial strength rating of “A3” by Moody’s, on review for downgrade as a result of a downgrade on August 7, 2008. These downgrades negatively affect the value of our reinsurance to the extent of any decreased rating agency credit for our reinsurance. For example, as a result of the downgrade from “AAA” to “AA,” there is a 30% decrease in the credit the AAA-rated financial guarantors receive from ceding business to us based on Standard & Poor’s model. In addition to potential negative effects on future business, a downgrade of the ratings assigned to RAM Re by either rating agency may harm our competitive position in the reinsurance industry if higher rated insurers or reinsurers compete in providing reinsurance. As a result of the downgrade of our ratings, unless rating agency capital credit is maintained or restored within a cure period, the primary insurers have the right to increase the applicable ceding commission, which is the commission paid to a primary insurer by a reinsurer based on the amount of the premiums ceded, payable by us on our unearned premium and future ceded premiums. The amount of the increase in ceding commissions, if any, is based on the decrease in rating agency credit provided by our reinsurance. While Standard & Poor’s has published a matrix for reinsurance credit based on the rating of the primary as well as the reinsurer (see “Business – Rating Agencies” in our Annual Report on Form 10-K), Moody’s has not published such a matrix and therefore we do not yet know the amount of the ceding commission increases, if any, resulting from the downgrade of our ratings by Moody’s. In addition, as a result of the downgrade of our ratings, the primaries have the right to terminate their treaties with us and recapture their existing business with us. In some cases, the primaries may have the right to select specific years of business written to recapture, and a decision by a primary to recapture, for example, all business written prior to 2006 could have a material adverse effect on us because of the projected losses associated with the business written in the last two years. The downgrade of RAM Re’s ratings, the placing of RAM Re’s ratings on negative credit watch or under review for a ratings downgrade, or a decrease in the credit given for our reinsurance could have a material adverse effect on our business, financial condition and results of operations. Financial strength ratings do not refer to RAM Re’s ability to meet non-reinsurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security. We cannot assure you that any of RAM Re’s current financial strength ratings will remain in effect for any given period of time or that a rating will not be further downgraded by a rating agency.

          We depend on two primary insurers to provide us with all of our new business written.

          A significant reduction in the amount of reinsurance ceded by one or more of the primary insurers who are our principal customers could have a material adverse effect on our results of operations. We currently have quota share treaties under which new business is ceded in effect only with Assured Guaranty and Financial Security Assurance. While Assured Guaranty and Financial Security Assurance wrote a substantial volume of insurance in the first half of the year, the amount of business ceded to us was modest. We believe that the volume of insurance written by Assured Guaranty and Financial Security Assurance has been negatively affected by Moody’s action on July 22, 2008, putting their Aaa ratings on review for downgrade. Further, as a result of the downgrade of our ratings by Moody’s, Assured Guaranty and Financial Security Assurance have the right to terminate their treaties with us. Through June 30, 2008, we derived substantially all of our financial guaranty revenues from premiums ceded by four primary financial guaranty insurers. In the first half of 2008, 2007, 2006 and 2005, these four major primary insurers accounted for approximately 80%, 79%, 96% and 96% of our gross written premiums, respectively. A number of factors could cause a further reduction in our business with our two remaining customers, including a further reduction in the amount of business written by these primary insurers, or one or both primary insurers ceasing to write new business, including as a result of downgrades of the primary insurers and recent market dislocation, the adverse rating actions with respect to the financial strength rating of RAM Re, increased participation by one or more of the primary insurers in financial guaranty reinsurance through strategic alliances or otherwise, the greater use of other forms of credit enhancements or transaction structures as an alternative to traditional financial guaranty reinsurance or higher retention levels by a primary insurer. If either of our two remaining customers were to cease or substantially decrease ceding business to us we may not be able to replace the lost business. We also depend on our two remaining customers in that our ability to receive profitable pricing for our reinsurance depends largely on prices charged by the primary insurers for their insurance coverage and the amount of ceding commissions paid by us to these primary insurers.

          If we are unable to renew our existing treaties with our customers, our business and financial condition could be adversely affected.

          Our quota share reinsurance treaties with Assured Guaranty and Financial Security Assurance, our two remaining primary insurer customers, are each for a term of one year and provide that they may be terminated, on a run-off basis, by either party upon notice to the other on or after the term ends. Each quota share reinsurance treaty may also be terminated upon the occurrence of certain events, such as a downgrade of our financial strength rating, which has now occurred, prior to the expiration of its term. In the ordinary course of business and consistent with the practice within the financial guaranty reinsurance industry, our customers typically will send us a notice of termination of their quota share reinsurance treaty prior to the expiration of its annual term. In most cases, we then negotiate renewal terms for the treaty with the customer. While we generally have been able to renew our existing quota share reinsurance treaties annually, we cannot assure you that our two remaining customers will renew their quota share reinsurance treaties with us or that the terms on which any treaty is renewed will be as favorable to us. Any such failure to maintain our relationship with existing treaty customers or failure to negotiate favorable treaty terms could have a material adverse effect on our business.

          Our net income may be volatile because a portion of the credit risk we assume is in the form of credit derivatives that are accounted for under Statement of Financial Accounting Standards No. 133, or FAS 133, which requires that these instruments be revalued quarterly and Statement of Financial Accounting Standards No. 157, which requires us to take our own credit-worthiness into account in fair valuing these instruments.

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

          Through June 30, 2007, RAM has valued its credit default swap portfolio using an internally developed model. While the model estimated an appropriate fair value during normal market conditions, the internal model output would not fully reflect the effect of the present market conditions and the large changes in credit spreads currently being experienced. Management therefore determined that a more appropriate basis for our estimate of fair value was to use, from September 30, 2007 onward, the valuation information provided to us by our ceding companies as they have access to each underlying risk and their internal models are able to reflect more detailed market data for each of those underlying risks. The ceding companies use their own internal valuation models where market prices are not available. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps insured by ceding companies and reinsured by us. Therefore, due to the limited availability of quoted market prices for these derivative contracts and the inherent uncertainties in the assumptions used in models, different valuation models may produce materially different results and be materially different from actual experience. In addition, due to the complexity of fair value accounting and the application of FAS 133, future amendments or interpretations of FAS 133 may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results.

          On January 1, 2008 the Company adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurement” (“FAS 157”). FAS 157 requires RAM to adjust the estimated fair values of its derivative liabilities to incorporate the risk of the Company’s own non-performance. As a result, RAM applies a discount (see Note 12 in our interim consolidated financial statements contained elsewhere herein), in estimating the fair value of its credit derivative liability. The effect of the Company’s discount for its own credit risk on fair value can vary widely from period to period dependent largely on the perception of RAM as a counterparty and may contribute further to volatility in the Company’s earnings. For example, a gross unrealized loss on credit derivatives due to widening of credit spreads may be partially offset or result in a net unrealized gain after applying the discount for a period in which RAM’s credit-worthiness is perceived to have deteriorated. Conversely, a gross unrealized gain on credit derivatives may become a net unrealized loss after applying the discount for a period in which RAM’s credit-worthiness is perceived to have improved.

          Demand for financial guaranty insurance could further decline if investors’ confidence in financial guarantor financial strength further declines or as a result of further downgrades of the financial guarantors.

The perceived financial strength of financial guarantee insurers affects demand for financial guarantee insurance. Recently, all financial guarantee insurers, other than new entrant Berkshire Hathaway Assurance, have had their insurer financial strength ratings downgraded or placed on review for a possible downgrade and/or have had their outlooks changed to “negative,” which is contributing to the recent decline in the demand for financial guarantee insurance generally. As a result, the demand for financial guaranty insurance has decreased substantially so far in 2008. Industry-wide U.S. public finance, structured finance and international adjusted gross premiums were down 41%, 84%, and 57% respectively, in the first quarter of 2008 as compared to the first quarter of 2007, based on operating supplements published by market participants. Overall insured penetration of the U.S. public finance market was 23.5% in the first half of 2008 as compared to 47% in the first half of 2007. Following an announcement on August 6, 2008 by Financial Security Assurance, we believe that Assured Guaranty is the only primary continuing to insure structured finance transactions. If any of the remaining three AAA-rated financial guaranty insurers has its insurer financial strength rating downgraded, if the reliability of one or more of the rating agency capital models is further questioned or if the financial guaranty industry suffers for some other reason, deterioration in investors’ confidence, demand for financial guarantee insurance, and correspondingly demand for financial guaranty reinsurance, would be further reduced significantly. Adjusted gross premiums (a non GAAP Measure) are reported because it is used by management, analysts, rating agencies and investors as a measure of new business production. Adjusted gross premiums are defined as the gross up-front premiums plus the present value of estimated installment premiums from business written during the current period.

          Changes to accounting rules related to loss reserve and premium revenue recognition practices in the financial guaranty insurance and reinsurance industry could have a material adverse effect on the industry.

          On May 23, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB statement No.163 “Accounting for Financial Guarantee Insurance Contracts” (“FAS 163”). FAS 163 clarifies how FASB Statement No.60 “Accounting and reporting by Insurance Enterprises” applies to financial guarantee insurance contracts. FAS 163 is focused on the recognition and measurement of premium revenue and claims liabilities, along with additional disclosure requirements for financial guarantee contracts. The significant elements of the standard are as follows:

1.	Premium revenue will be recognized as a function of the amount of insurance protection provided over the contract term.

2.

The standard requires that the present value of installment premiums due pursuant to the terms of a financial guarantee insurance contract be recognized at inception of the contract as unearned premiums and premiums receivable, which is inconsistent with current industry accounting practice.

3.

A claim liability will be established on a financial guarantee contract when the probability weighted net present value of an expected claim loss is estimated to exceed the related unearned premium revenue. Provision of unallocated reserves is not permitted under the standard.

4.

Additional disclosures on financial guarantee contracts, the accounting and risk management activities used to evaluate credit deterioration in the Company’s insured obligations and surveillance lists.

FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, with the exception of certain risk management disclosures which are effective for the first period beginning after issuance of FAS 163 (i.e. the Company’s September 30, 2008 financial statements). Early application is not permitted. The standard does not apply to credit default swaps. The Company is currently assessing the potential impact of applying FAS 163 and at this time is unable to quantify the effect of the adoption of this standard.

          Regulatory change could adversely affect the primaries’ ability to enter into future business

          The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws and legal precedents affecting asset-backed and municipal obligations, as well as changes in those laws. Failure to comply with applicable laws and regulations could expose us and the primary insurers to fines, the loss of insurance licenses, and the inability to engage in certain business activity. In addition, future legislative, regulatory or judicial changes could adversely affect the primaries’ ability to pursue their business, thereby materially impacting our financial results. For example, the New York State Insurance Department has proposed amendments to Article 69, the New York Statute governing financial guaranty insurance that may restrict the types of business the financial guaranty companies conduct in the future. In addition, legislation has been proposed to require federal oversight of bond insurers and to require rating agencies to rate municipal bonds on the same scale as corporate securities.

          If any of the primaries that RAM has reinsured are subject to rehabilitation or liquidation proceedings as a result of insolvency RAM would be adversely affected.

          If a primary’s insurance regulator finds the primary to be insolvent, the regulator may apply to the applicable State court to rehabilitate or liquidate the insurer. In either case, under RAM’s agreements with its customers as required by U.S. regulation, RAM is obligated to pay its quota share of claims when due whether or not claims are paid by the primary subject to the proceeding. Further, the regulator or other successor in interest would have the right to access the trust account RAM has in place for the benefit of the affected primary to pay claims. See Note 5 in our interim consolidated financial statements contained elsewhere herein regarding RAM’s trust accounts. According to published reports, the primaries have insured credit default swaps documented on standard ISDA documentation which allow the counterparty to terminate the swap early and receive an accelerated payment based on the then market value of the swap if, among other events, the primary becomes insolvent or becomes subject to regulatory control. If early termination were to occur, the primary or insurance regulator would likely seek a quota share payment of the accelerated payment from RAM and if RAM disputes its liability for that payment, withdraw the payment from RAM’s trust account. RAM would have to bring a legal action in the U.S. to seek to recover any such payment for which RAM believes it is not liable under the terms of the applicable treaty.

          RAM’s trust accounts for the benefit of its ceding companies limit RAM’s liquidity including its ability to pay claims.

          RAM has $430.1 million in trust accounts for the benefit of its ceding companies at June 30, 2008. See Note 5 in our interim consolidated financial statements contained elsewhere herein. RAM is required to fund each trust account with an amount equal to the loss reserves, unearned premium reserves and contingency reserves ceded by applicable primary insurer. Contingency reserves are calculated by formula under applicable state law and are not equal to RAM’s unallocated reserves. The primaries have the right to require RAM to adjust the amounts in the trust accounts on a quarterly basis but typically only request adjustment on an annual basis. To the extent that ceded loss reserves increase, the primary has the right to require RAM to increase the amount retained in the trust account. To the extent a primary ceases writing new business and RAM earns the applicable unearned premium, or to the extent RAM pays claims with respect to which loss reserves were ceded, the amount required to be maintained in the trust account will decrease and RAM may request that any excess over the required amount be returned to RAM. However, when RAM is required to pay a claim, the amount of the claim payment is either deducted from the premium paid by the primary to RAM or paid by RAM out of its own available funds not held in trust. RAM needs the consent of the applicable primary to withdraw funds from the trust accounts, and to date the primaries have not permitted RAM to withdraw amounts from the trust accounts to pay claims. Consequently, the amounts held in trust have not been available for claims payments and are not otherwise available to RAM without the consent of the primary, decreasing RAM’s liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed thereunto duly authorized.

RAM Holdings Ltd. (Registrant)

Dated: August 18, 2008	By:	/S/ Edward U. Gilpin

Edward U. Gilpin
Chief Financial Officer
and Duly Authorized Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended Memorandum of Association of RAM Holdings Ltd. (incorporated by reference to the Registrant’s current report on Form 8-K filed May 8, 2008).

3.2	Amended and Restated Bye-laws of RAM Holdings Ltd. (incorporated by reference to the Registrant’s current report on Form 8-K filed May 8, 2008).

10.1

Commutation Agreement, dated July 25, 2008, by and between RAM Reinsurance Company Ltd. and XL Financial Assurance Ltd. (incorporated by reference to Exhibit 10.1 of the Registrants current report on Form 8-K, dated July 29, 2008).

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