Form 10-Q
period 2008-09-30
RAM Holdings Ltd.
filed 2008-11-17
CIK 1352713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________
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

Large accelerated filer [   ]          Accelerated filer [ X ]           Non-accelerated filer [   ]           Smaller reporting company [   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                     No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2008
Common Shares, $0.10 par value per share	27,251,595 shares

RAM HOLDINGS LTD.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
Consolidated Balance Sheets (unaudited) as of September 30, 2008 and December 31, 2007
Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2008
and 2007
Consolidated Statements of Comprehensive (Loss)/Income (unaudited) for the Three and Nine Months Ended
September 30, 2008 and 2007
Consolidated Statements of Shareholders’ Equity and Retained (Deficit)/Earnings (unaudited) for the Nine
Months Ended September 30, 2008
Statements of Consolidated Cash Flows (unaudited) for the Nine Months Ended September 30, 2008 and 2007
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
Exhibit Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RAM Holdings Ltd.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets

Investments: Fixed-maturity securities, held as available for sale, at fair value (amortized cost of
$587,955,306 and $685,644,954)	$580,348,013	$696,532,780
Cash and cash equivalents	1,858,990	12,326,313
Restricted cash	10,417,384	8,177,757
Accrued investment income	5,063,769	6,464,873
Premiums receivable	966,877	3,644,620
Recoverable on paid losses	583,172	1,807,941
Deferred policy acquisition costs	97,977,953	87,304,376
Prepaid reinsurance premiums	2,401,770	2,662,673
Other receivables	4,000,000	—
Deferred expenses	1,629,601	1,752,856
Prepaid expenses	1,170,016	195,291
Other financial instruments at fair value	41,750,000	35,330,000
Other assets	3,095,930	4,065,979
Total assets	$751, 263,475	$860,265,459

Liabilities and Shareholders’ Equity
Liabilities

Loss and loss adjustment expense reserve	$135,411,426	$63,797,744
Unearned premiums	205,436,867	239,957,383
Reinsurance balances payable	29,706,986	539,394
Accounts payable and accrued liabilities	3,045,546	3,463,366
Accrued interest payable	—	693,151
Derivative liabilities	128,738,207	180,588,918
Other liabilities	2,912,634	3,913,105
Long-term debt	40,000,000	40,000,000
Redeemable preference shares ($1,000 redemption value and $0.10 par value; authorized shares –
75,000; issued and outstanding shares – 75,000 at September 30, 2008 and December 31, 2007)	75,000,000	75,000,000
Total liabilities	620,251,666	607,953,061

Commitments and contingencies

Shareholders’ Equity
Common shares ($0.10 par value; authorized shares – 90,000,000; issued and outstanding shares –
27,251,595 shares at September 30, 2008 and 27,238,976 shares at December 31, 2007)	$2,725,160	$2,723,898
Additional paid-in capital	230,211,222	229,378,418
Accumulated other comprehensive (loss) income	(7,607,293)	10,887,826
Retained (deficit) / earnings	(94,317,280)	9,322,256
Total shareholders’ equity	131,011,809	252,312,398
Total liabilities and shareholders’ equity	$751,263,475	$860,265,459

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Gross written premiums (see Note 18)	$2,672,686	$26,193,274	$20,158,036	$74,704,321
Ceded premiums	—	—	(1,021,232)	—
Net written premiums	2,672,686	26,193,274	19,136,804	74,704,321
Change in unearned premiums	18,054,187	(12,415,885)	34,259,612	(36,372,329)
Net earned premiums	$20,726,873	$13,777,389	$53,396,416	$38,331,992

Change in fair value of credit derivatives:
Realized (losses) gains and other settlements	(67,548,504)	1,870,882	(62,222,268)	4,051,911
Unrealized gains/(losses)	66,299,497	(28,368,755)	51,450,347	(28,407,937)
Net change in fair value of credit derivatives	(1,249,007)	(26,497,873)	(10,771,921)	(24,356,026)

Net investment income	7,097,916	8,408,824	23,630,014	24,458,378
Net realized losses on investments	(4,996,882)	(134)	(5,244,247)	(7,748)
Net unrealized gain on other financial instruments	1,500,000	—	6,420,000	—
Total revenues	23,078,900	(4,311,794)	67,430,262	38,426,596

Expenses:
Loss and loss adjustment expenses	50,010,828	1,272,790	133,290,946	1,193,159
Acquisition expenses	8,276,779	5,319,498	19,663,807	14,121,769
Operating expenses	4,540,268	3,075,958	13,245,696	9,464,659
Interest expense	681,849	681,849	4,869,349	4,869,349
Total expenses	63,509,724	10,350,095	171,069,798	29,648,936

Net (loss) income	$(40,430,824)	$(14,661,889)	$(103,639,536)	$8,777,660

Net (loss) income per common share:
Basic	$(1.48)	$(0.54)	$(3.80)	$0.32
Diluted	$(1.48)	$(0.54)	$(3.80)	$0.32
Weighted-average number of common shares outstanding:
Basic	27,251,466	27,238,847	27,248,423	27,236,977
Diluted	27,251,466	27,238,847	27,248,423	27,328,256

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statements of Comprehensive (Loss)/Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss)/income	$(40,430,824)	$(14,661,889)	$(103,639,536)	$8,777,660
Other comprehensive (loss)/income
Change in unrealized fair value of investments	(14,761,994)	10,271,109	(23,739,366)	1,978,267
Less: Reclassification adjustment for net realized losses
included in net income	4,996,882	134	5,244,247	7,748
Other comprehensive (loss)/ income	(9,765,112)	10,271,243	(18,495,119)	1,986,015
Comprehensive (loss)/income	$(50,195,936)	$(4,390,646)	$(122,134,655)	$10,763,675

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Consolidated Statement of Shareholders’ Equity and Retained (Deficit)/Earnings
For Nine Months Ended September 30, 2008
(Unaudited)

		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income
				Retained (Deficit) / Earnings
	Share Capital				Total

Balance, January 1, 2008	$2,723,898	$229,378,418	$10,887,826	$9,322,256	$252,312,398
Share issuance	1,262	(1,262)	—	—	—
Share based compensation	—	834,066	—	—	834,066
Net loss	—	—	—	(103,639,536)	(103,639,536)
Other comprehensive loss	—	—	(18,495,119)	—	(18,495,119)
Balance, September 30, 2008	$2,725,160	$230,211,222	$(7,607,293)	$(94,317,280)	$131,011,809

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Statements of Consolidated Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(103,639,536)	$8,777,660
Adjustments to reconcile net income to net cash flows provided by (used in)
operating activities:
Net realized losses on sale of investments	5,244,247	7,748
Depreciation and amortization	152,012	159,151
Amortization of debt discount	4,710	4,710
Net unrealized losses on credit derivatives	(51,450,347)	28,407,937
Net unrealized gain on other financial instruments	(6,420,000)	—
Net amortization of bond premium and discount	1,074,308	(184,316)
Share based compensation	834,066	747,817
Accrued investment income	1,401,104	(1,013,890)
Premiums receivable	2,677,743	(955,549)
Recoverables on paid losses	1,224,769	(256,958)
Deferred policy acquisition costs	(10,673,577)	(10,119,971)
Prepaid reinsurance premiums	260,903	85,593
Prepaid expenses and other assets/liabilities	(974,725)	(442,155)
Other receivables	(4,000,000)	—
Deferred expenses	—	477
Loss and loss adjustment expenses	71,613,682	3,101,704
Unearned premiums	(34,520,516)	36,286,737
Derivative liability	(400,364)	289,596
Reinsurance balances payable	29,167,592	(1,210,683)
Accounts payable, accrued liabilities and interest payable	(1,110,971)	(562,372)
Net cash flows (used in)/ provided by operating activities	(99,534,900)	63,123,236

Cash flows from investing activities:
Proceeds from sales of fixed maturity securities	245,193,677	18,228,122
Purchases of fixed maturity securities	(232,806,521)	(191,860,767)
Proceeds on maturities of fixed maturity securities	78,983,938	87,903,353
Net sales (purchases) of short term investments	—	(2,779,615)
Net change in restricted cash	(2,239,627)	1,800,171
Purchases of fixed assets	(63,890)	(17,759)
Net cash flows provided by/(used in) investing activities	89,067,577	(86,726,495)

Cash flows from financing activities:
Committed preferred shares expenses	—	(334,228)
Net cash flows used in by financing activities	—	(334,228)

Net decrease in cash and cash equivalents	(10,467,323)	(23,937,487)
Cash and cash equivalents - Beginning of period	12,326,313	35,735,853
Cash and cash equivalents - End of period	$1,858,990	$11,798,366

Supplemental cash flow disclosure:
Interest paid on redeemable preferred shares	$2,812,500	$2,812,500
Interest paid on long term debt	$2,750,000	$2,750,000

The accompanying notes are an integral part of these consolidated financial statements.

RAM Holdings Ltd.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

1. Organization

RAM Holdings Ltd. (“RAM Holdings”), RAM Holdings II Ltd (“Holdings II”) and RAM Reinsurance Company Ltd (“RAM Re”), collectively the “RAM Re Group of Companies”, were incorporated on January 28, 1998 under the laws of Bermuda. RAM Holdings and Holdings II, the owners of all of the voting and non-voting common shares of RAM Re, entered into an amalgamation (merger) agreement pursuant to which the two companies amalgamated as of May 1, 2006 into RAM Holdings Ltd. (“the Company”, “we”, “us” or “our”). Upon completion of the amalgamation, all of the shares of RAM Re are held by the amalgamated entity of RAM Holdings and Holdings II.

On May 2, 2006, the Company completed an initial public offering (“IPO”). The Company’s common shares are traded on the NASDAQ Global Market under the symbol of “RAMR”.

RAM Re is a Bermuda-based company whose principal activity is the reinsurance of financial guarantees of public finance and structured finance debt obligations insured by monoline financial guaranty companies (the “primary insurers” or the “primaries”). We refer to the primaries that reinsure with RAM Re as “ceding companies”. RAM Re provides reinsurance through treaty and facultative agreements that it maintains with each of its customers. Financial guaranty reinsurance written by RAM Re generally provides for guarantees of scheduled principal and interest payments on an issuer’s obligation in accordance with the obligation’s original payment schedule and, in rare circumstances, such amounts are payable on an accelerated basis.

2. Basis of Preparation

The interim unaudited consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). These statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007, for RAM Holdings Ltd. included in the Company’s Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements prepared reflect all adjustments of a normal recurring nature that are necessary for a fair statement of the Company’s financial position and results of operations for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates. The December 31, 2007 balance sheet included in these statements was derived from audited financial statements. The results of operations for the three and nine months ending September 30, 2008, may not be indicative of the results that may be expected for the full year.

3. Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2007. The following significant accounting policy provides an update to that included under the same caption in the Company’s Form 10-K.

Derivative instruments

The Company has entered into agreements to reinsure derivative instruments, consisting of credit default swaps that it intends to reinsure for the full term of the contract. While management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, under FASB Statement of Financial Accounting Standards No. 149 (“FAS 149”), the reinsurance the Company provides does not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FASB Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The credit default swaps that the Company assumes from ceding companies do not meet the scope exception provided under FAS 149 because (a) the guaranteed party (i.e., the underlying insured) is entitled to recover amounts on occurrence of events other than failure to pay principal and interest when due; and (b) the guaranteed party is not exposed to the risk of non-payment at the inception of the contract and throughout the contract term as the guaranteed party does not have legal ownership of the guaranteed obligation. As the assumed policies do not qualify for the scope exception under FAS 149, the Company must account for these assumed credit default swaps under the provisions of FAS 133, and not as reinsurance under FASB Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance under Short-Duration and Long-Duration Contracts.” FAS 133 establishes accounting and reporting standards for derivative instruments, and requires the Company to recognize the derivative instruments on the balance sheet at their fair value, with changes in fair value recognized in earnings. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statement of Operations. The “Realized gains and losses and other settlements” component of this change in fair value includes, (i) net premiums earned on credit derivative policies, including current premiums receivable on assumed credit derivative polices, net of acquisition expenses, and (ii) loss payments to the reinsured including losses payable upon the occurrence of a credit event. The “Unrealized gains and losses” component of the “Net change in fair value of credit derivatives” includes all other changes in fair value, including changes in instrument specific credit spreads.

Through June 30, 2007, RAM had valued its credit default swap portfolio using an internally developed model. While the model estimated an appropriate fair value during normal market conditions, the internal model output would not fully reflect the effect of the present market conditions and the large changes in credit spreads currently being experienced. Management, therefore, determined that a more appropriate basis for our estimate of fair value was to use, from September 30, 2007 onward, the valuation information provided to us by our ceding companies as they have access to each underlying risk and their internal models are able to reflect more detailed market data for each of those underlying risks. The ceding companies use their own internal valuation models where market prices are not available. Due to the limited availability of quoted market prices for these derivative contracts and the inherent uncertainties in the assumptions used in models, different valuation models may produce materially different results and be materially different from actual experience. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps written by ceding companies and assumed by us. In addition, due to the complexity of fair value accounting and the application of FAS 133, future amendments or interpretations of FAS 133 may cause us to modify our valuation methodology in a manner which may have an adverse impact on our financial results. Management assesses the reasonableness of the ceding companies’ valuations by i) discussions with primary insurers on their mark-to-market valuation methodology including the nature of changes in key assumptions, ii) reviewing the primaries’ publicly available information regarding their mark-to-market process, including methodology and key assumptions, and iii) assessing the reasonableness of the valuations, including changes in the reported valuations against current observable market data including credit spread movements and collateral delinquency information. On January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurement” (“FAS 157”). Under FAS 157, the use of valuation information provided to us by our ceding companies remains appropriate for the reasons described above, as well as the fact that the credit default swaps we reinsure are the same as that valued by our primaries, and we view our hypothetical principal market to be the same as our primaries, being other monoline financial guarantors. The Company’s fair value on credit derivatives is adjusted for the Company’s own non-performance risk in accordance with FAS 157, see Note 6.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

Restricted cash:

The statement of cash flows for the period ended September 30, 2008 appropriately segregates the effect of changes in restricted cash into a separate line item within investing activities. Restricted cash and the effect of changes in restricted cash balances has historically been included in the balance of cash and cash equivalents and the net increase/(decrease) in cash and cash equivalents, respectively. The statement of cash flows for the period ended September 30, 2007 has been revised to conform to the current period presentation.

Credit Derivatives presentation:

As at January 1, 2008, RAM implemented a change in the presentation of revenues, expenses and balance sheet items relating to financial guaranty contracts that the Company reinsures in the form of credit default swap (“CDS”) contracts. This reclassification did not change the Company’s net income/(loss), comprehensive income/(loss), earnings per share or shareholders’ equity. This reclassification was adopted after agreement between members of the Association of Financial Guaranty insurers (“AFGI”) and discussions with the Securities and Exchange Commission, to increase comparability of the Company’s financial statements with other financial guaranty companies that have credit derivative contracts.

CDS contract revenue has been reclassified in the consolidated statement of operations (see above derivative instruments accounting policy note for further details). Amounts relating to CDS contracts within “net earned premiums”, “acquisition expenses” and “loss and loss adjustment expenses” have been reclassified to “realized (losses) gains and other settlements on credit derivatives”. The Company has reclassified all CDS-related balances in the consolidated balance sheet included in “unearned premiums” to “derivatives liabilities”. The balances on the Company’s balance sheet as of December 31, 2007, and related statements of operations and comprehensive income and cash flows for the three and nine months ended September 30, 2007, affected by the reclassifications are as follows:

	As of
Consolidated Balance Sheets	December 31, 2007
	As previously
Liabilities:	reported	As reclassified
Unearned premiums	$242,829,191	$239,957,383
Derivative liabilities	177,717,110	180,588,918
Total liabilities	607,953,061	607,953,061

	Three Months Ended		Nine Months Ended
Consolidated Statement of Operations	September 30, 2007		September 30, 2007
	As previously	As	As previously	As
	reported	reclassified	reported	reclassified
Gross premiums written	$28,927,828	$26,193,274	$80,924,952	$74,704,321
Change in unearned premiums	(12,456,699)	(12,415,885)	(36,661,926)	(36,372,329)
Net earned premiums	16,471,129	13,777,389	44,263,026	38,331,992
Realized (losses) gains and other settlements	—	1,870,882	—	4,051,911
Unrealized losses on credit derivatives	(28,368,755)	(28,368,755)	(28,407,937)	(28,407,937)
Acquisition expenses	6,142,356	5,319,498	16,000,892	14,121,769
Net income	(14,661,889)	(14,661,889)	8,777,660	8,777,660

	Nine Months Ended
Statement of Consolidated Cash Flows	September 30, 2007
	As previously	As
Cash flows from operating activities:	reported	reclassified
Unearned premiums	$36,576,333	$36,286,737
Derivative liability	—	289,596
Net cash flows provided by operating activities	63,123,236	63,123,236

4. Recent Accounting Pronouncements

On May 23, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB statement No.163 “Accounting for Financial Guarantee Insurance Contracts” (“FAS 163”). FAS 163 clarifies how FASB Statement No.60 “Accounting and reporting by Insurance Enterprises” applies to financial guaranty insurance contracts. FAS 163 is focused on the recognition and measurement of premium revenue and claims liabilities, along with additional disclosure requirements for financial guaranty contracts. The standard requires the following:

1.	Premium revenue will be recognized as a function of the amount of insurance protection provided over the contract term.

2.	Present value of installment premiums due pursuant to the terms of a financial guaranty insurance contract will be recognized at inception of the contract as unearned premiums and premiums receivable, which is inconsistent with current industry accounting practice.

3.	A claim liability will be established on a financial guaranty contract when the probability weighted net present value of an expected claim loss is estimated to exceed the related unearned premium revenue. Provision of unallocated reserves is not permitted under the standard.

4.	Additional disclosures will be required on financial guaranty contracts, the accounting and risk management activities used to evaluate credit deterioration in the Company’s insured obligations and surveillance lists.

FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, with the exception of certain risk management disclosures which are effective for the interim financial statements prepared as of September 30, 2008, as presented and disclosed in “Note 13 – Loss and Loss Adjustment Expense Reserve” in the Notes to the Consolidated Financial Statements. Early application is not permitted. The standard does not apply to credit derivatives. The effect of fully adopting FAS 163 will be recognized as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2009. The Company is currently assessing the potential impact, which could be material, of applying FAS 163 and at this time is unable to quantify the effect of the adoption of this standard.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 145; and Clarification of the Effective Date of FASB Statement No. 161”. FSP No. FAS 133-1 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The Company will adopt FSP FAS No. 133-1 and FIN 45-4 for the reporting period ending December 31, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 will not affect the Company’s financial position or results of operations.

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

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements”. This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The Company adopted FAS 157 effective January 1, 2008. See Note 6, Credit Derivative Instruments and Note 12, Fair value of Financial Instruments under FAS 157 for further information.

In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in an inactive market and the provisions of the FSP were effective upon issuance. FSP 157-3 is not expected to affect the Company’s results of operations or financial position.

5. Pledged Assets

As of September 30, 2008 and December 31, 2007, the Company had restricted cash of $10.4 million and $8.2 million, respectively, and investments at fair value of $421.8 million and $406.7 million, respectively, invested in trust accounts for the benefit of certain ceding companies. Pursuant to the terms of the reinsurance agreements with ceding companies regulated in the U.S., RAM Re is required to secure its obligations to these ceding companies, in accordance with applicable state statutes governing credit for reinsurance, and may not withdraw funds from these trust accounts without their express permission.

6. Credit Derivative Instruments

The Company has entered into agreements to reinsure derivative instruments, consisting of CDS that it intends to reinsure for the full term of the contract. While management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, these transactions reinsured by the Company meet the definition of a derivative under FAS 133 and FAS 149, and the Company is required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The gain or loss on credit derivatives will change at each measurement date based on the underlying assumptions and information used in the estimate of fair value. Such fair value changes may not be indicative of ultimate claims. The credit derivative contracts the Company reinsures require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation. Credit derivative exposures are substantially similar to financial guaranty insurance contracts and provide for credit protection against payment default, are generally held to maturity, and the unrealized gains and losses on derivative financial instruments will approach zero as the exposure approaches its maturity date, unless there is a credit impairment.

The following table provides the components of “net change in fair value of credit derivatives” included in the Company’s consolidated statement of operations related to our credit derivative policies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Change in fair value of credit derivatives:
Credit derivative premiums received and receivable	$2,895,652	$2,693,740	$10,504,198	$5,931,034
Acquisition expenses on credit derivatives	(743,448)	(822,858)	(3,025,357)	(1,879,123)
Losses and loss adjustment expenses (1)	(69,700,708)	—	(69,701,109)	—
Realized (losses)/gains and other settlements	$(67,548,504)	$1,870,882	$(62,222,268)	$4,051,911
Unrealized gains (losses) (1)	66,299,497	(28,368,755)	51,450,347	(28,407,937)
Net change in fair value of credit derivatives	$(1,249,007)	$(26,497,873)	$(10,771,921)	$(24,356,026)

(1) See Note 18 “Commutations” for details of the effect of the commutation with XLFA on the above balances.

Determining Fair Value

In accordance with FAS 157, Fair Value Measurements, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on quoted market prices, if available. Financial guarantors sell credit protection in CDS form to financial institutions in a principal-to-principal market in which transactions are highly customized and negotiated independently. Based on disclosures by the primaries, a CDS contract written by a financial guarantor differs from typical CDS contracts entered into by parties that are not financial guarantors because:

  CDS contracts written by financial guarantors are neither held for trading purposes (i.e., a short-term duration contract written for the purpose of generating trading gains) nor used as hedging instruments. Instead they are written with the intent to provide protection for the stated duration of the contract, similar to the financial guarantor’s intent with regard to a financial guaranty contract.
  Financial guarantors are not entitled to terminate a CDS contract they write that is “in-the-money” and realize a profit on such a position. A counterparty to a CDS contract written by a financial guarantor generally is not able to force the financial guarantor to terminate a CDS contract that is “out-of-the-money.”
  The liquidity risk present in most CDS contracts sold outside the financial guaranty industry, i.e., the risk that the CDS writer would be required to make cash payments, is not present in a CDS contract written by a financial guarantor. Terms are designed to replicate the payment provisions of financial guaranty contracts in that (a) losses, if any, are generally paid over time, and (b) the financial guarantor is not required to post collateral to secure its obligation under the CDS contract.

As a result of these differences, we believe there have been few, if any, relevant third party exit transactions for CDS contracts written by financial guarantors. In the absence of a principal exit market, a financial guarantor determines the fair value of a CDS contract it writes by using an internally developed models, as more fully discussed below.

Fair Value Modeling

Each ceding company uses its own internal valuation models where market prices are not available. Since CDS contracts are highly individualized, contain attributes specific to each transaction, and have specific loan level data not available to RAM, the Company, in determining the fair value of derivative instruments, obtains credit derivative contract valuations from its ceding companies. Management then assesses the reasonableness of the ceding companies’ valuations on a quarterly basis by i) discussing with primary insurers their mark-to-market valuation methodology including the nature of changes in key assumptions, ii) reviewing the primaries’ publicly available information regarding their mark-to-market process, including methodology and key assumptions, and iii) analyzing the movement of each individual derivative policy compared to observable market data, including credit spread movements and collateral delinquency information. Spreads and the related movements quarter to quarter are identified from observable market information such as indices, including the CDX, ABX, CMBX and LCDX indices, as related to specific types of derivative contracts. Overall, the relationship between the widening of credit spreads and fair value is not a linear one due to the mix of policy types (duration, rating, and maturities) within the portfolio. Therefore it is difficult to calculate the actual magnitude of any increase/decrease in the unrealized gain/(loss) with the movement of spreads alone. Additionally, there are many other assumptions that drive the ceding companies’ ultimate fair value assessment namely, asset recovery assumptions, correlation across asset assumptions, discount rate used, time to maturity, and timing of default assumptions. So while spreads are a significant driving factor in models of fair value they are not the only ones. Changes in correlation and recovery assumptions can result in valuations moving more or less than the absolute movement of spreads. As a reinsurer, RAM does not have access to the detailed underlying data for each policy, or the inputs and assumptions used to obtain the fair valuations as calculated by the ceding companies, and therefore the fair valuations can only be generally analyzed for consistency with market movements.

Valuation models used by our ceding companies generally come in two forms, based on our understanding of the models as described to us by our ceding companies:

1.	Premium method; A model that calculates the difference between the present value of remaining expected premiums a primary receives for the credit protection on a CDS contract and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge for the same protection at the balance sheet date. The fair value of the primary’s credit derivatives depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the primary’s own credit risk and the remaining contractual cash flows.

2.	Expected loss method; A model of the CDS contract that derives a probabilistic measure of expected loss for the primary’s exposure using market pricing on the underlying referenced collateral within the transaction. The model calculates expected losses on a collateral pool within an insured credit derivative transaction by reference to the following: credit spreads of the underlying collateral, based on actual spreads or spreads on similar collateral with similar ratings, diversity score of the collateral pool as an indication of correlation of collateral defaults, and recovery rate for all defaulted collateral. The model then allocates the expected losses for each tranche of the transaction according to its subordination level within the transaction structure.

The primary strengths of the Premium Method of fair valuing CDS based on our understanding of this model are:

  The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of subordination and composition of collateral.
  The model maximizes the use of market-driven inputs whenever they are available. The key inputs to the model are market-based spreads for the collateral, and the credit rating of referenced entities. These are viewed by us to be the key parameters that affect fair value of the transaction.
  The primaries are able to use actual transactions to validate their model results and to explain the correlation between various market indices and indicative CDS market prices.
  The model is a well-documented, consistent approach to valuing positions that minimizes subjectivity, according to its users. Each company has developed a hierarchy for market-based spread inputs that helps mitigate the degree of subjectivity during periods of high illiquidity.

The primary weaknesses of the Premium Method of valuing CDS are:

  There is no exit market or actual exit transactions. Thus the exit market is a hypothetical one based on each primary’s entry market.
  There is a very limited market in which to verify the fair values developed by the model.

  Due to the non-standard terms under which each primary enters into derivative contracts, the fair value of their credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

The primary strengths of the Expected Loss Method of valuing CDS, which we believe is only used by one of the primaries, based on our understanding of this model are:

  The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.
  The primary believes its model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity. The primary has also developed a hierarchy for market-based spread inputs that helps reduce the level of subjectivity, especially during periods of high illiquidity.
  The model uses market inputs whenever they are available. The key inputs to the model for any transactions are market- based spreads for the underlying referenced collateral, assumed recovery rates specific to the type and rating of the referenced collateral, and the diversity score of the collateral pool. These are viewed as key parameters that affect the fair value of the transaction and, to the extent practicable; the inputs are market-based inputs.

The primary weaknesses of the Expected Loss Method of valuing CDS are:

  There is no market in which to verify the fair values developed by the model, and at September 30, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability.
  There is diversity of approach to estimating the fair value of these transactions among the financial guarantee insurance companies.
  The averaging of spreads in the model and use of a single diversity factor rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions may distort results.

Fair values from the ceding companies’ models may differ from values calculated by companies outside of the financial guaranty industry because, according to the ceding companies, the terms of the CDS contracts insured generally differ from other non-insured credit default swap contracts. Because of these terms and conditions, the fair value of the ceding companies’ credit derivatives may not reflect the same prices observed in an actively traded market of CDS that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by the ceding companies and enhanced, as appropriate, based upon improvements in modeling techniques and availability of market information.

As of September 30, 2008 and December 31, 2007, included in the Company’s outstanding par exposure was $8.9 billion, and $11.9 billion, respectively, of credit default swaps that have been fair valued under FAS 133. These derivative instruments had an average legal term to maturity of 25.1 years as of September 30, 2008 and 25.2 years as of December 31, 2007, although actual maturity of credit default swaps is generally expected to be significantly less than the legal term.

On January 1, 2008, the Company adopted FAS 157. This Statement provides guidance for fair value measurement of assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement. FAS 157 establishes a fair value hierarchy of inputs in measuring fair value, with the highest level being observable inputs and the lowest being unobservable data as follows:

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

The Company’s credit default swap policies are not readily tradable as there is no active market for them. Therefore, the Company views its principal market as the financial guaranty insurance and reinsurance market, whose participants would hypothetically be able to assume this business if the Company were to hypothetically transfer a policy.

In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of a liability. Some of the fair value measurements received from our ceding companies reflected adjustments for their own non-performance risk. To remove these adjustments the Company estimates a gross up of the valuations reported to RAM based on the ceding companies’ disclosures regarding their own non-performance risk adjustment. An adjustment to these valuations is then needed to reflect RAM's own non performance risk in the measurement of the fair value of these liabilities.

There is no observable credit spread for RAM Re or RAM Holdings, and as such there is inherently a significant amount of judgment, subjectivity and uncertainty involved in the estimation of the adjustment for RAM's non performance risk. Management has used inputs that reflect assumptions market participants may use in pricing RAM’s creditworthiness. In determining the Company’s own non-performance risk when measuring the fair value of a liability, the Company uses an implied market price for buying credit protection on RAM and a cash flow model, which models a typical CDS contract, to calculate a value price based on those spreads and cash flows. The Company identifies comparable entities with active CDS markets to estimate credit spreads for RAM. Such identification focuses on the nature of risk positions (primarily public finance and structured products) and of approximate capital adequacy as depicted by publicly available credit ratings agencies reports. Based on this information, as at September 30, 2008, the Company estimated its credit spread to be approximately 2460 basis points. An approximation of a typical CDS contract is made based on a 5-year insured CDS contract, an assumption of a 10 year weighted average life, and an assumption for par, coupon, duration and the appropriate discount rate based on a 5-year swap rate. The Company believes that these data points may be considered by hypothetical market participants in determining RAM’s creditworthiness. The effect of applying this requirement of FAS 157 was a reduction in the Company’s derivative liability at September 30, 2008 of approximately $289.1 million.

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

The following table sets forth the Company’s derivative liabilities that were accounted for at fair value as of September 30, 2008 by level within the fair value hierarchy. As required by FAS 157, items are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Total	Level 1	Level 2	Level 3
Derivative liabilities	$ 128,738,207	$—	$—	$ 128,738,207

Our credit derivative policies are classified as Level 3 in the above fair value hierarchy since the valuations provided to us by our ceding companies are from valuation models which place reliance on at least one significant unobservable input. Consistent with the requirements of FAS 157, we believe these models use observable market data when available.

The following table presents changes in the net credit derivative liabilities balance for which fair value was measured under Level 3 for the three and nine months ended September 30, 2008:

	Fair value measurement using significant
	unobservable inputs (Level 3)
	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Balance, beginning of period	$(195,509,997)	$(180,588,918)

Total unrealized gains included in earnings	66,299,497	51,450,347
Total realized gains included in earnings	472,293	400,364
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2008	$(128,738,207)	$(128,738,207)

7. (Loss)/Earnings Per Share

Basic (loss)/earnings per share is computed by dividing net (loss)/income available to common shareholders by the weighted average number of common shares issued and outstanding during the period. Diluted (loss)/earnings per share shows the dilutive effect of all stock options and restricted stock outstanding during the period that could potentially result in the issuance of common stock. As at September 30, 2008 and 2007, there were 2,116,497 and 947,061 stock options, respectively, that were not included in the diluted earnings per share calculation because they were anti-dilutive. At September 30, 2008 all restricted stock units outstanding were anti-dilutive. During the three and nine months ended September 30, 2008, 191 and 12,619 restricted stock units vested and were issued as share capital, compared to 191 and 4,221 for the comparable 2007 periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except share and per share amounts)
Net (loss)/income	$(40,431)	$(14,662)	$(103,640)	$8,777

Basic weighted-average shares	27,251,466	27,238,847	27,248,423	27,236,977
Effect of stock options and unvested restricted stock	—	—	—	91,279
Diluted weighted-average shares	27,251,466	27,238,847	27,248,423	27,328,256

Basic EPS	$(1.48)	$(0.54)	$(3.80)	$0.32
Diluted EPS	$(1.48)	$(0.54)	$(3.80)	$0.32

8. Contingent capital and credit facilities

RAM Re has contingent capital and credit facilities totaling $180.0 million, the details of which are discussed in the following: As of September 30, 2008 and December 31, 2007, the Company maintained a $90.0 million credit facility with major commercial banks. The facility may be drawn upon by the Company if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by the Company. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual extension provision subject to approval by the banks, was not extended for an additional year on May 11, 2008. The facility has a term ending on May 11, 2015. As of September 30, 2008, no amounts were outstanding under this facility. The Company also maintained a second $40.0 million contingent capital facility with two highly rated commercial banks as of September 30, 2008 and December 31, 2007. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover losses exceeding the minimum threshold from public finance obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The $40.0 million facility has an annual extension feature, subject to approval of the lenders, and was not extended for an additional year on February 3, 2008. The facility has a term ending on February 3, 2014. As of September 30, 2008, no amounts were outstanding under this facility.

On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50.0 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “BBB” by Standard & Poor’s and “Baa3” by Moody’s. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of September 30, 2008, the perpetual put options have not been exercised. During the nine-month period ended September 30, 2008 and 2007, expenses of $1.2 million and $0.3 million, respectively, were paid relating to the operation of the facility. See further discussion in Note 12 on the fair value measurement of the put option.

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

The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of RAM Holdings, in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and a make whole amount, amounting to a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $2.1 million has been recorded for each of the nine months ending September 30, 2008 and 2007.

10. Redeemable Preferred Shares

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75.0 million. The preferred shares bear a non-cumulative, non mandatory dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year if declared by the board of directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. The Company can redeem the preferred shares at any time from December 15, 2016, with no penalty to the Company. Prior to December 15, 2016, the Company can redeem the preferred shares at the redemption price and a “make-whole” amount, amounting to dividends for the remainder of the period to December 15, 2016. During both the nine months ended September 30, 2008 and 2007, dividends of $2.8 million were paid. The payment of preferred share dividends is classified as interest expense.

11. Stock Based Compensation Plan

Stock based compensation for the three months ended September 30, 2008 and 2007 was $229,134 and $250,469, respectively. For the nine months ended September 30, 2008 and 2007 stock based compensation was $757,609 and $671,354, respectively. For the three and nine months ended September 30, 2008, the Company also recognized $25,482 and $76,457, respectively, and $25,488 and $76,463 for the comparable 2007 periods, of compensation expense for stock options with an exercise price less than the market value of the underlying common stock on the date of the grant under APB 25. The effect on both the basic and diluted earnings per share for the nine-month periods ended September 30, 2008 and 2007 was $0.03 for both periods.

12. Fair Value of Financial Instruments under FAS 157

Effective January 1, 2008, the Company adopted FAS 157. FAS 157 establishes a hierarchy of inputs in measuring fair value, with the highest level being observable inputs and the lowest being unobservable data, with the standard requiring that the use of observable inputs is maximized (see Note 6 Credit Derivative Instruments for a description of each of the three levels). The following table presents the fair value measurement levels for assets and liabilities, which the Company has recorded at fair value as of September 30, 2008:

	Total	Level 1	Level 2	Level 3

Financial Assets:
Fixed maturity investments	$580,348,013	$110,812,511	$469,067,357	$468,145
Cash and Cash Equivalents	12,276,374	12,276,374	—	—
Other financial instruments	41,750,000	—	—	41,750,000
% of assets at fair value	100%	19%	74%	7%

Financial Liabilities:
Derivative Liabilities (1)	$128,738,207	$—	$—	$128,738,207

% of liabilities at Fair value	100%	—	—	100%

(1) See Note 6 Credit Derivative Instruments for further disclosures on the application of FAS 157 to the Company’s derivative liabilities.

The Company’s fair values of fixed maturity and short-term investments are based on prices obtained from nationally recognized independent pricing services. Where available, the prices are obtained from market quotations in active markets. Where there is no quoted price for an identical security, then the pricing service may use matrix pricing or model processes, such as the option adjusted spread model, to estimate the fair value of a security. The matrix pricing or model processes consist primarily of observable inputs, which may include; benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company has not adjusted any of the prices received from the pricing services.

At September 30, 2008, all but one of the Company’s investments were valued using the independent pricing services. One security, which had a fair value of $0.5 million, has no active market and includes subprime exposure, was valued using a non-binding broker quote. This security is included within level 3 in the fair value hierarchy.

As management is ultimately responsible for determining the fair value measurements for all securities, the Company assesses the reasonableness of the fair values received by comparing them to other pricing information readily available and management’s knowledge of the current markets. The Company also assesses the pricing methodologies and related inputs used by the pricing services to estimate fair value. Any prices that, in managements’ opinion, may not be representative of fair value are challenged with the pricing service. Based on the information obtained from the above reviews, the Company evaluated the fixed income securities in the investment portfolio to determine the appropriate FAS 157 fair value hierarchy level based on trading activity and observability of inputs. Based on the Company’s evaluation, each security was classified as Level 1, 2, or 3. Prices with observable market inputs were classified as Level 2, prices on money market funds and US treasuries were classified as Level 1, and valuations with no significant observable inputs were classified as Level 3 as of September 30, 2008.

At January 1, 2008, two securities within the Company’s fixed maturity portfolio were valued using unobservable inputs, therefore the valuations were assessed as Level 3. During the nine months ended September 30, 2008, one of these securities fully paid down and therefore only one security is included in the level 3 classification at September 30, 2008. At July 1, 2008, three securities within the Company’s portfolio were valued using unobservable inputs. During the three months ended September 30, 2008, one of these securities fully paid down and one security is now valued using observable market inputs and classified within level 2 at September 30, 2008. The following table presents the fixed maturity investments for which fair value was measured under Level 3 for the three and nine month periods to September 30, 2008:

	Fair value measurement using significant
	unobservable inputs (Level 3)
	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Balance, beginning of period	$5,468,784	$3,847,504

Total realized losses included in earnings	(540,745)	(1,732,908)
Total unrealized losses included in other comprehensive income	—	(4,061)
Purchases, issuances and settlements	(1,427,974)	(1,642,390)
Transfers in and/or out of Level 3	(3,031,920)	—
Balance, September 30, 2008	$468,145	$468,145

The Company’s fair value on Other Financial Instruments relates to the put option on the Company’s preferred share soft capital facility, which represents the value to the Company in the current market environment. The put option is a financial instrument and is required to be fair valued. As at September 30, 2008, the unrealized gain on this put option was $41.8 million and is included in other financial instruments on the consolidated balance sheet. The movement in fair value of $6.4 million for the nine months ended September 30, 2008, is included as an unrealized gain on other financial instruments in the statement of operations. Valuations are based on unobservable inputs including assumptions over the Company’s performance and future outlook, the facility, the current market conditions, and other similar instruments in the market. Assumptions include the current rate paid for the facility (LIBOR plus 300 bps at September 30, 2008), the term of the facility and the Company’s rating, along with judgmental factors such as the market perception of the facility and the Company.

The following table presents the Other Financial Instruments for which fair value was measured under Level 3 for the three and nine month periods to September 30, 2008:

	Fair value measurement using significant
	unobservable inputs (Level 3)
	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Balance, beginning of period	$40,250,000	$35,330,000

Total unrealized gains included in earnings	1,500,000	6,420,000
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance, September 30, 2008	$41,750,000	$41,750,000

Since there is currently no active market for the put option and due to the significant number of the unobservable inputs used in the valuation, the put option valuation was classified as a Level 3 fair value measurement.

13. Loss and Loss Adjustment Expense Reserve

The Company’s liability for losses and loss adjustment expenses consists of case basis loss reserves and an unallocated reserve. Movement in the provision for losses and loss adjustment expenses is summarized as follows:

	September 30,	December 31,
	2008	2007

Case basis loss reserves:
Balance – Beginning of period	$30,447,036	$3,009,524
Less: Recoverables on paid losses	(1,807,941)	(915,900)

Net balance – Beginning of period	28,639,095	2,093,624

Additions to case reserves related to:
Current year	—	8,036,791
Prior years	130,896,063	18,134,969

Total additions to case reserves	130,896,063	26,171,760

Net losses paid related to:
Current year	—	—
Prior years	60,452,496	(373,711)

Total paid	60,452,496	(373,711)

Net balance – End of period	99,082,662	28,639,095
Add: Recoverables on paid losses	583,172	1,807,941

Balance – End of period	99,665,834	30,447,036

Unallocated loss reserve:
Balance – Beginning of period	33,350,708	11,496,254
Net provision for unallocated reserves established	16,447,564	21,854,454
Transfers to case reserves	(14,052,680)	—

Balance – End of period	35,745,592	33,350,708

Total losses and loss expense reserve	$135,411,426	$63,797,744

The deterioration in the US residential mortgage markets has resulted in the establishment of a significant amount of case basis loss reserves being recorded on the policies that have defaulted or have a high probability of defaulting. Additions to case basis reserves of $130.9 million for the nine months ended September 30, 2008, and $26.2 million for the year ended December 31, 2007, represent the Company’s proportionate share of loss reserves established by ceding companies and the judgment of management. The net unallocated reserve increase of $2.4 million for the nine months ended September 30, 2008, includes (i) an additional calculated amount of $19.4 million relating to US residential mortgage-backed securities (“RMBS”) exposure where the development of a default is probable but the actual loss has not been specifically identified, (ii) a decrease in par of the inforce insured portfolio, and (iii) a transfer of $14.1 million from unallocated to case reserves. The company has insured RMBS exposure of $2.0 billion, of which $772.6 million has case reserves totaling $92.8 million at September 30, 2008. RMBS exposure includes obligations backed by subprime, closed-end second mortgage loans and home equity lines of credit. The Company’s estimate of loss reserves related to RMBS exposure represent management’s best estimate of total losses for these exposures but actual losses may differ materially from these estimates. The Company continues to monitor the performance of these exposures and will update estimates of loss as new information reflecting future performance becomes available.

RAM primarily identifies problem credits through information provided by the primary insurers at least on a quarterly basis. Such information generally consists of surveillance and underwriting reports and quarterly conference calls with the primary ceding companies’ analysts. The Risk Management staff supplements this input with their own research to identify and assess the status of individual credits. Research performed includes reviews of rating agency and fixed income research publications and analysis of historical performance data. Each of the ceding companies maintains a “watch list” for credits that have been identified as requiring greater than the usual level of ongoing scrutiny and/or intervention. The ceding companies notify us when any transaction they have reinsured has been placed on such a watch list. The Management Committee is comprised of RAM’s senior officers and meets quarterly to formally review the Company’s watch list and approve case and unallocated reserves.

RAM maintains its own watch list to identify those transactions requiring increased monitoring. The Company typically places transactions on the watch list if the ceding company places a transaction on its watch list, and RAM generally employs a mapping of each watch list category of each primary insurer to the Company’s own watch list categories. Risk Management surveys market segments on an as-needed basis based on market trends, and may add transactions to the watch list as a result of such survey even if the ceding company has not added the transaction to its watch list.

Transactions on the watch list are divided into four categories generally based upon the following definitions. Category 1 includes transactions for which performance of the issue or that of an issuance participant is sufficiently below expectations where increased monitoring is required; however, the risk of loss remains remote. Category 2 transactions include those for which performance of an issue or that of an issuance participant is sufficiently below expectations where increased monitoring is required and remedial intervention by the ceding company is either planned or already in progress. Performance issues occur when the performance of an issue does not stabilize or improve over the intermediate term and concerns about the transaction's ability to meet its debt service obligations may arise. If performance has deteriorated to the point where concerns about the issuer’s continued ability to meet debt service requirements on a timely basis are substantial, such transaction would be classified as a Category 3 transaction. Category 3 includes transactions where claims have been paid but recoveries are forecast for the claims. Category 4 transactions include those for which claims or loss adjustment expense payments are likely. Designation of a transaction as Category 4 generally coincides with the establishment of a case basis loss reserve. Each transaction in Category 3 or 4 of the watch list is generally reviewed quarterly to determine whether material changes are noted by the ceding company or by the Risk Management staff. If material adverse changes are identified, surveillance reports are requested from the ceding company and discussions are held to assess the deterioration and outlook for the credit.

RAM’s Management Committee establishes reserves that it believes are adequate to cover the present value of ultimate liability for losses and loss adjustment expenses. These reserves are based on estimates and may vary materially from actual results. Adjustments based on actual loss experience are recorded in the periods in which they become known.

RAM does not perform loss mitigation activities and instead relies on the loss mitigation efforts of the ceding companies, who report RAM’s proportionate share of the expenses incurred and liability for such activities. RAM pays the ceding companies a ceding commission for all policies reinsured. The ceding commission represents RAM’s portion of the cost to the ceding companies to write the transaction, perform ongoing surveillance and engage in loss mitigation activities. Ceding commissions are deferred and expensed as each policy’s exposure matures and is included as an asset in Deferred Policy Acquisition Costs and as Acquisition Expenses in the statement of operations. RAM reports loss expenses associated with claims as a liability in Loss Reserves on the balance sheet and in Loss and loss adjustment expenses of the statement of operations.

The following table provides information about the financial guaranty policies and related loss reserves in each of RAM’s watch list categories as of September 30, 2008:

	Surveillance Categories
($ in millions)	Category 1	Category 2	Category 3	Category 4	Total
Number of policies	50	22	49	84	205

Remaining weighted average	23	28	21	27
contract period (in yrs)
Insured contractual payments outstanding:

Principal	$320.0	$88.4	$517.0	$902.3	$1,827.7
Interest	$275.5	$59.8	$274.6	$231.1	$841.0
Total	$595.5	$148.2	$791.6	$1,133.4	$2,668.7

Gross Claim Liability	$—	$—	$—	$136.8	$136.8
Less:
Gross potential recoveries	$—	$—	$(0.6)	$(53.2)	$(53.8)
Discount, net	$—	$—	$—	$16.1	$16.1
Net Claim Liability	$—	$—	$(0.6)	$99.7	$99.1

Unearned premium revenue	$2.2	$0.6	$2.7	$2.5	$8.0

Net Claim Liability reported in					$99.1
the Balance Sheet

Reinsurance recoverables	—	—	—	—	—

The above table includes all financial guarantee contracts on the Company’s watch list at September 30, 2008. Policies written in credit derivative form are not included in the above table.

14. Share Capital

As at September 30, 2008, authorized share capital was 90,000,000 common shares and 10,000,000 undesignated preference shares with a par value of $0.10 each. During the nine months ended September 30, 2008 and 2007, 12,619 and 4,221, respectively, restricted stock units vested and were issued as share capital, increasing the common shares issued and outstanding. Common shares issued and outstanding as at September 30, 2008 and December 31, 2007, were 27,251,595 and 27,238,976, respectively.

15. Commitments and Contingencies

On July 1, 2005, the Company entered into a retrocession agreement with a “AA” rated financial guaranty company, which has subsequently been downgraded to A3 by Moody’s and BBB+ by S&P, to retrocede certain business that exceeds its single risk limits on a facultative basis. The retrocessional agreement requires an annual minimum of $1.0 million written premiums or $750,000 in premiums written and $1.5 million of adjusted gross premiums (a non GAAP measure of business assumed during a period) on installment transactions. As at September 30, 2008, the Company has complied with these requirements for 2008. This agreement has been terminated on a “run-off” basis effective December 31, 2008. As a result of the downgrade of the retrocessionaire, the Company has the right to terminate the agreement on a “cutoff” basis and recapture all the policies previously ceded. The Company has not exercised this right as of November 17, 2008. As at September 30, 2008, there were no established losses recoverable on the retroceded business.

16. Other Receivables

The Company renewed its Directors & Officers (“D&O”) insurance in February 2008. One of the policies forming part of the total coverage involved a premium of $5.0 million, $4.0 million of which is refundable to the Company if no claims are made under the policy by the end of the period of coverage. The Company believes that there has not been a transfer of significant insurance risk on this part of the coverage and accordingly has accounted for the policy as a non risk transferring contract. Of the $5.0 million paid for this part of the coverage, $4.0 million, representing the amount currently expected to be recovered from the insurers, has been accounted for as a receivable in other receivables on the balance sheet and the Company has expensed the $1.0 million premium which it does not expect to recover.

17. Reinsurance Balances Payable

Reinsurance balances payable consist of the following balances at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Accrual for ceding commissions on downgrade	23,221,008	—
Net payable on assumed reinsurance	6,485,978	—
Net payable on ceded reinsurance	—	539,394

	$29,706,986	$539,394

On June 4, 2008, S&P lowered its financial strength rating of RAM Re from AAA on credit watch with negative implications to AA with a negative outlook. On September 24, 2008, S&P further lowered RAM Re’s financial strength rating to A+ (with negative outlook). As a result of these downgrades certain of the ceding companies have a right under some of our treaty agreements, upon expiration of a thirty to ninety day cure period, to increase the ceding commission charged to RAM Re on the U.S. statutory unearned premium balance, as well as premiums payable after the downgrade. This increase applies to all financial guaranty and derivative policies covered by the relevant treaties. As at September 30, 2008, RAM Re estimates the increase in ceding commission on U.S. statutory unearned premiums to be $23.2 million and has accrued this in reinsurance balances payable and deferred acquisition costs on the balance sheet. These additional ceding commissions are expensed in proportion to the earning of the remaining unearned premium. As of November 17, 2008, no payments have been made to the ceding companies for additional ceding commission under the terms of the agreements.

On August 7, 2008, Moody’s downgraded its financial strength rating on RAM Re from Aa3 to A3, on review for a further possible downgrade. At this time, RAM is unable to conclude if there will be any further additional ceding commissions associated with Moody’s downgrade because Moody’s has not yet established the amount of reinsurance credit RAM Re will provide its ceding companies at the A3 level.

As at September 30, 2008 and December 31, 2007, $6.5 million and $Nil, respectively, was due to primary insurers in the ordinary course of business, representing RAM Re’s proportionate share of paid losses net of premiums receivable and ceding commission on the periodic cessions received from the primary insurers.

As at September 30, 2008 and December 31, 2007, $Nil and $0.5 million, respectively, was owing to the counterparty of the Company’s retrocession agreement, representing written premiums ceded net of ceding commissions.

18. Commutations

On July 25, 2008, RAM Re entered into a Commutation Agreement with Syncora Guaranty Re (formerly XL Financial Assurance Ltd.) (“XLFA”), whereby RAM Re transferred all business previously ceded to RAM Re by XLFA back to XLFA and each of RAM Re and XLFA released each other from claims under the reinsurance agreements. As consideration for the Commutation Agreement, RAM Re paid $94.4 million which comprised the repayment of $8.6 million of unearned premiums, net of ceding commission, $16.1 million towards estimated loss reserves on RMBS and $69.7 million towards unrealized losses on ABS CDOs. The transaction reduced the par amount of RAM’s insured portfolio by $3.5 billion of which $711 million related to 2005 - 2007 vintage ABS CDOs (all structured as credit derivatives) and $280 million of 2005 - 2007 vintage RMBS.

The effect of the XLFA commutation on the Company’s results of operations was to (i) reduce gross written premiums by $11.4 million, (ii) increase net earned premiums by $1.1 million, (iii) increase net change in fair value of credit derivatives by a gain of $26.0 million, (iv) reduce loss and loss adjustment expenses by a gain of $15.5 million and (v) increase acquisition expenses by $0.3 million, resulting in an overall gain to net income of $42.3 million.

During the second quarter of 2008, the Company entered into partial commutation agreements with two of the Company’s primary insurers. Under these agreements $1 billion in par outstanding of insurance policies previously reinsured by the Company was commuted back to the primary insurers. All the Company’s obligations with respect to these policies were terminated on commutation and the Company’s outstanding par exposure was reduced by $1.0 billion relating to these policies. The Company paid $7.1 million in consideration of these commutations, calculated as U.S statutory unearned premiums net of ceding commissions at the effective date of the commutations. The effect of these commutations on the Company’s income statement was to reduce (i) gross written premiums by $10.2 million, (ii) net earned premiums by $1.8 million and (iii) acquisition expenses by $0.6 million, giving an overall reduction to net income of $1.2 million.

19. Risk and Uncertainties

As at September 30, 2008, RAM Re had been assigned an “A+” rating with negative outlook from Standard & Poor’s and an “A3”, on review for downgrade rating from Moody’s. S&P stated that the “A+” rating, issued on September 24, 2008, reflects its view that the diversity and scope of RAM Re’s reinsurance relationships have suffered as more of the primary insurers’ new business production has declined in the current environment. These changes raise the likelihood in S&P’s view that RAM Re’s new business generation will be limited until the primary insurers can stabilize their franchises. The rating changes also reflect the difficulty S&P believes RAM Re may face, in light of the current environment, toward improving its historically below-average return on equity (ROE). Finally, S&P stated that the rating changes reflect S&P’s view of RAM Re’s weakened capital adequacy position, which is the result of a significant amount of projected losses relating primarily to reinsured subprime and second lien RMBS and secondarily CDOs of ABS. Although the company's capital adequacy margin of safety in S&P’s analysis was at the low end of the range of 1.0x -1.1x, which exceeds S&P's 'A' criteria of 0.8x, it has declined from prior years when the margin of safety was in excess of 1.25x. Moody's stated that its rating action on August 7, 2008, reflects Moody's views on RAM Re's overall credit profile in the current environment, including increased expected and stress loss projections among its mortgage-related risk exposures relative to previous estimates and significantly constrained new business prospects. Moody's also stated that it will continue to review RAM Re's rating for further possible downgrade.

The downgrade of RAM Re’s ratings has had an adverse affect on RAM Re’s ability to compete in the financial guaranty reinsurance industry and significantly decreased the value of the reinsurance provided. Due to the above mentioned downgrades, the ceding companies have the right, after a cure period, to increase the ceding commission, as stipulated in the treaties, or terminate the treaties and recapture the business previously ceded to RAM Re whether written in financial guaranty or credit derivative form. To the extent policies are recaptured, RAM must forfeit to the ceding company an amount determined by formula under each treaty which generally consists of RAM’s allocated share of the U.S. statutory unearned premium, net of the ceding commission paid by RAM to the ceding company (subject to a penalty amount in some cases), and loss reserves established with respect to the policies ceded, as applicable. U.S statutory premiums usually earn at a slower rate than GAAP premiums and therefore any forfeiture of U.S. statutory unearned premiums would result in a loss on a GAAP basis. In some cases, the ceding companies have the right to select specific years of business written to recapture, and a decision by a ceding company to recapture, for example, all business written prior to 2006, could have a material adverse effect on RAM Re because of the projected losses associated with the business written in the last two years. As of November 17, 2008, no payments have been made to the ceding companies for additional ceding commission under the terms of the agreements nor have they recaptured any business. See Note 17 for disclosure on the financial statement effect of increased ceding commission relating to these downgrades.

A further reduction in or loss of rating could have a material adverse effect on our ability to compete, on the terms of our reinsurance and on our financial results. RAM is pursuing a number of alternatives to improve its capital position and the risk profile of its reinsured portfolio including commutations of risk, reducing its growth and evaluating underwriting other credit related business lines consistent with its current ratings and expertise. There can be no assurance that the Company will achieve its plans to improve its capital position. See also Note 8 “Contingent Capital and Credit Facilities.”

During the current year RAM Re has renewed two treaties that were effective in the first quarter with AAA-rated ceding companies. The remaining treaties that were in effect in 2007 were cancelled or expired in 2008. The Company expects new business written for the remainder of 2008 to be minimal as a result of a number of factors arising out of the effect of the subprime and credit crisis on the financial guaranty industry, including the following:

  RAM Re has been downgraded and is in a rating agency capital constrained position
  RAM Re has discontinued treaties with four ceding companies that were downgraded below AAA
  There are only two remaining AAA-rated ceding companies with which RAM Re has treaties. These companies are writing very low business volume since they were put on watch for downgrade by Moody’s and have announced an agreement to combine.
  Reduced structured finance issuances
  Lower insured penetration of the public finance market

RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the remainder of the year) and a long-term basis (beyond the year end), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access debt and equity markets, which is unlikely in the near term given current market conditions and the Company’s current stock valuation. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as additional losses, amount and timing of claims payments, the amounts required to be held in trust for the benefit of U.S. regulated customers, adverse market changes, insurance regulatory changes, changes in general economic conditions beyond the next twelve months and Bermuda law. Further increases in loss reserves and credit impairments would require RAM Re to deposit additional collateral in the applicable trust account(s); and resulting claims payments in respect of those losses and impairments would increase cash outflows and could decrease the size of RAM Re’s investment portfolio, in turn decreasing income from investments. Our principal uses of liquidity are for payment of interest on our senior notes, payment of dividends on preference shares if declared by the Board of Directors of RAM Holdings and capital investments in RAM Re.

20. Other Matters

Our ceding companies have reported that they are exploring or pursuing claims against the originators of RMBS transactions, counterparties to their credit default swaps on ABS CDOs, and potentially other parties, relating to transactions with respect to which they have established case basis reserves or expect impairments, as applicable. In the case of claims against the originators of RMBS transactions for alleged breaches of representations and warranties, most of our ceding companies have reduced loss reserves in the amount of expected recoveries with respect to claims while our other ceding companies are still assessing such recoveries. In general, if a ceding company pays a claim and has recourse through subrogation rights, the Company would benefit based on its proportionate share of risk. To date, the Company has not reduced its loss reserves to reflect the benefit of any possible recoveries with respect to claims of breaches of representations and warranties as we have currently not received sufficient data from the ceding companies to confirm their assumptions.

In 2001, 2002 and 2003, RAM Re reinsured approximately $84.2 million of Jefferson County, Alabama sewer revenue warrants. The warrants are secured by a pledge of net revenues of the County’s sewer system. The County’s sewer system warrants were recently downgraded to Caa3/CCC by Moody’s and S&P respectively due to a potential lack of revenue to meet the scheduled debt service. However, the Company will continue to actively monitor the credit. At September 30, 2008, losses of $1.0 million have been paid for the year to date on this exposure and case reserves of $4.3 million have been established. Subsequent to September 30, 2008, the Company has paid a further $0.9 million of losses on this exposure.

21. Statutory Requirements

RAM Re is registered under the Bermuda Insurance Act 1978, amendments thereto and related Regulations (the “Act”), which require that they maintain minimum levels of solvency and liquidity. As at September 30, 2008, the estimated minimum required statutory capital and surplus was $24.9 million, and as at September 30, 2008 estimated statutory capital and surplus was $193.6 million. As at December 31, 2007, the minimum required statutory capital and surplus was $16.7 million and actual statutory capital and surplus was

$369.7 million. In addition to the solvency margin, the Bermuda Insurance Act requires RAM Re to comply with a liquidity ratio whereby the value of its relevant assets must be not less than 75% of the amount of its relevant liabilities. Management believes they are in compliance with these requirements as at September 30, 2008.

Statutory financial statements prepared under the Act differ from financial statements prepared in accordance with US GAAP, principally due to the exclusion of non-admitted assets such as deferred policy acquisition costs, prepaid expenses and the fair value adjustment of derivative instruments in excess of credit impairments.

22. Subsequent Events

On November 14, 2008 Assured Guaranty Ltd. ("Assured"), the parent holding company of RAM Re’s customer Assured Guaranty Corp., announced that it has reached a definitive agreement with Dexia SA ("Dexia") to purchase Financial Security Assurance Holdings Ltd. ("FSA"), the parent of financial guaranty insurance company, Financial Security Assurance, Inc, RAM Re’s other customer. The transaction, is subject to approval by Assured's shareholders, regulatory approvals and is contingent on confirmation from Standard & Poor's, Moody's Investors Services and Fitch Ratings that the acquisition of FSA would not have a negative impact on Assured's or FSA's financial strength ratings. Assured announced that the transaction is expected to close in the first quarter 2009. RAM Re does not yet have sufficient information to assess the impact of the proposed transaction on RAM Re.

23. Accounting Adjustment

During the third quarter of 2008, we identified an error in an input received from one ceding company that was included in our calculation of the fair value of certain credit derivatives for the first and second quarters of 2008. We recorded the correction to the valuation by increasing the unrealized loss on credit derivatives in the income statement and the Derivative Liabilities in the balance sheet by $5.3 million for the quarter ended September 30, 2008. We evaluated the financial impact of this accounting adjustment and concluded that it was not material to current or prior periods. See Note 6 to these financial statements for additional information on fair value of credit derivatives.

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
  decreased demand for financial guaranty insurance;
  reduction in the amount of reinsurance ceded by one or more of our principal primary insurers;
  contract cancellations;
  more severe or frequent losses associated with our reinsurance products;
  dependence on customers;
  decreased demand for our reinsurance or increased competition in our markets;
  insolvency of one or more customers;
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

Overview

RAM Holdings Ltd. is a Bermuda-based provider of financial guaranty reinsurance, conducting substantially all of our operations through our wholly owned subsidiary, RAM Reinsurance Company Ltd. (“RAM Re”). RAM Re’s financial strength ratings from the rating agencies affect our ability to compete in the market of providing reinsurance to the primary financial guaranty insurers. On September 24, 2008, Standard & Poor’s lowered its financial strength rating of RAM Re to “A+”, with negative outlook. Standard & Poor’s stated that the “A+” rating, issued on September 24, 2008, reflects its view that the diversity and scope of RAM Re’s reinsurance relationships have suffered as more of the primary insurers’ new business production has declined in the current environment. These changes raise the likelihood in S&P’s view that RAM Re’s new business generation will be limited until the primary insurers can stabilize their franchises. The rating changes also reflect the difficulty S&P believes RAM Re may face, in light of the current environment, toward improving its historically below-average return on equity (ROE). Finally, S&P stated that the rating changes reflect S&P’s view of RAM Re’s weakened capital adequacy position, which is the result of a significant amount of projected losses relating primarily to reinsured subprime and second lien RMBS and secondarily CDOs of ABS. Although the Company's capital adequacy margin of safety in S&P’s analysis was at the low end of the range of 1.0x -1.1x, which exceeds Standard & Poor's 'A' criteria of 0.8x, it has declined from prior years when the margin of safety was in excess of 1.25x. On August 7, 2008 Moody’s downgraded RAM Re to “A3” and put the rating on review for a possible downgrade. Moody's stated that its rating action on August 7, 2008, reflects Moody's views on RAM Re's overall credit profile in the current environment, including increased expected and stress loss projections among its mortgage-related risk exposures relative to previous estimates and significantly constrained new business prospects. Moody's also stated that it will continue to review RAM Re's rating for further possible downgrade. The downgrades have had an adverse affect on our ability to compete, on the terms of our reinsurance and on our financial results, as such a further reduction could result in a more significant loss of rating agency capital credit for our customers. Moody’s has not yet determined the amount of reinsurance credit RAM Re will provide its ceding companies at the A3 level. RAM is pursuing a number of alternatives to improve its capital position and the risk profile of its insured portfolio including commutation of risks, reducing its growth and evaluating underwriting other credit related business lines consistent with its current ratings and expertise. Accessing the capital markets is unlikely in the near term given current market conditions and the Company’s stock value.

Due to the above mentioned downgrades, the primary financial guarantors that have previously ceded business to RAM, which we refer to as “ceding companies” have the right, after a cure period, to increase the ceding commission, as stipulated in the treaties, or terminate the treaties and recapture the business previously ceded to RAM Re whether written in financial guaranty or credit derivative form. To the extent policies are recaptured, RAM must forfeit to the ceding company an amount determined by formula under each treaty which generally consists of RAM’s allocated share of the U.S. statutory unearned premium, net of the ceding commission paid by RAM to the ceding company (subject to a penalty amount in some cases), and loss reserves established with respect to the policies ceded, as applicable.

During the current year RAM Re has renewed two treaties that were effective in the first quarter with AAA-rated ceding companies. The remaining treaties that were in effect in 2007 were cancelled or expired in 2008. The Company expects new business written for the remainder of 2008 to be minimal as a result of a number of factors arising out of the effect of the subprime and credit crisis on the financial guaranty industry, including the following:

  RAM Re has been downgraded and is in a rating agency capital-constrained position
  RAM Re has discontinued treaties with four ceding companies that were downgraded below AAA
  There are only two remaining AAA-rated ceding companies with which RAM Re has treaties. These companies have been writing very low business volume since they were put on watch for downgrade by Moody’s and have announced an agreement to combine.
  Reduced structured finance issuances
  Lower insured penetration of the public finance market

Our business consists of a single operating segment, financial guaranty reinsurance, the purpose of which is to indemnify a primary financial guarantor, referred to as the primary insurer or “ceding company”, against the portion of any loss it may sustain under financial guaranty policies it has ceded to us. We reinsure policies covering both U.S. and international exposures. We market our reinsurance directly through the execution of treaty and facultative contracts with primary insurers.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“FAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The Company adopted FAS 157 effective January 1, 2008, see “FAS 157 Disclosures” below for further information.

In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in an inactive market and the provisions of the FSP were effective upon issuance. FSP 157-3 is not expected to affect the Company’s results of operations or financial position.

On May 23, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB statement No.163 “Accounting for Financial Guarantee Insurance Contracts” (“FAS 163”). FAS 163 clarifies how FASB Statement No.60 “Accounting and reporting by Insurance Enterprises” applies to financial guarantee insurance contracts. FAS 163 is focused on the recognition and measurement of premium revenue and claims liabilities, along with additional disclosure requirements for financial guarantee contracts. The standard requires the following:

1.	Premium revenue will be recognized as a function of the amount of insurance protection provided over the contract term.

2.	Present value of installment premiums due pursuant to the terms of a financial guaranty insurance contract will be recognized at inception of the contract as unearned premiums and premiums receivable, which is inconsistent with current industry accounting practice.

3.	A claim liability will be established on a financial guaranty contract when the probability weighted net present value of an expected claim loss is estimated to exceed the related unearned premium revenue. Provision of unallocated reserves is not permitted under the standard.

4.	Additional disclosures will be required on financial guaranty contracts, the accounting and risk management activities used to evaluate credit deterioration in the Company’s insured obligations and surveillance lists.

FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, with the exception of certain risk management disclosures which are effective for the interim financial statements prepared as of September 30, 2008, as presented and disclosed in “Note 13 – Loss and Loss Adjustment Expense Reserves” in the Notes to the Consolidated Financial Statements. Early application is not permitted. The standard does not apply to derivatives. The effect of fully adopting FAS 163 will be recognized as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2009. The Company is currently assessing the potential impact, which could be material, of applying FAS 163 and at this time is unable to quantify the effect of the adoption of this standard.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 145; and Clarification of the Effective Date of FASB Statement No. 161”. FSP No. FAS 133-1 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The Company will adopt FSP FAS No. 133-1 and FIN 45-4 for the reporting period ending December 31, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 will not affect the Company’s financial position or results of operations.

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

Critical Accounting Policies

Our unaudited interim consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States of America (“GAAP”), are determined using estimates and assumptions. Actual results and amounts realized could ultimately be materially different from the amounts currently provided for in our unaudited interim consolidated financial statements. Critical accounting policies are those that management believes to be inherently complex and subjective, and therefore an understanding of the accounting policies pertaining to these items is important. Amongst the estimates included in our financial statements, estimates of the Company’s non-performance risk, estimates relating to loss and loss adjustment expense reserves, valuation of derivative financial instruments, and valuation of the investment portfolio including other than temporary impairments of investments require us to make significant judgments and such estimates could potentially result in materially different results under different assumptions and conditions. These estimates are summarized below, and the discussion that follows should be read in conjunction with our unaudited interim consolidated financial statements and notes included in this quarterly report and our Form 10-K filing with the SEC on March 17, 2008, which includes our December 31, 2007, audited consolidated financial statements and notes.

Losses and Loss Adjustment Expense Reserves

The following table summarizes our reserves as at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Case	$99,666	$30,447
Unallocated	35,745	33,351

Total	$135,411	$63,798

Estimates of our reserves for loss and loss adjustment expenses are substantially dependent on the surveillance activities and reserving policies of the primary insurers and our estimates are subjective and are based on the judgment of both the primary insurer and our senior risk and finance personnel and, therefore, the final liability may materially differ from amounts estimated and reserved.

Over the past several months, there has been considerable stress in the U.S. residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. The Company is exposed to U.S. residential mortgages through our reinsurance of residential mortgage-backed securities, or “RMBS”, and indirectly through our guarantees of collateralized debt obligations or “CDOs”. CDOs are securities backed by portfolios of assets that may include a combination of bonds, loans, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. As of September 30, 2008 and December 31, 2007, we established $92.1 million and $26.4 million, respectively, of case reserves relating to 2005-2007 RMBS and $35.0 million and $15.6 million, respectively, of unallocated loss reserve relating to RMBS losses that are probable but cannot be specifically identified. Of the $35.0 million unallocated loss reserves relating to RMBS losses, $14.1 million was transferred to case reserves in the first nine months. This addition to unallocated loss reserves is an extension of our reserving methodology and is based generally on increases in unallocated reserves for RMBS by our primary insurers. Additionally, the Company monitors credit impairments relating to CDOs, see “non GAAP measures”.

Valuation of Credit Derivative Instruments

Statement of Financial Accounting Standard No. 149, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, establishes accounting and reporting standards for derivative instruments. RAM’s exposure to credit derivative instruments is through reinsurance of credit default swap (“CDS”) contracts issued by ceding companies. These contracts are held to maturity by the ceding companies and were generally considered risk remote at underwriting because at origination they insured highly rated tranches of structured CDS obligations with significant first loss protection. Management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance but they do not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FAS 149. Therefore, we are required to account for these assumed credit default swaps on the balance sheet at fair value and changes in fair value due to market conditions are reported in our Consolidated Statement of Operations. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statement of Operations. The “Realized gains and losses and other settlements” component of this change in fair value includes, net premiums earned on credit derivative policies, including current premiums receivable on assumed credit derivative polices, net of ceding commissions, and loss payments to the reinsured including losses payable upon the occurrence of a credit event. The “Unrealized gains and losses” component of the “Net change in fair value of credit derivatives” includes all other changes in fair value, including changes in instrument specific credit spreads.

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

Determining Fair Value

In accordance with FAS 157, Fair Value Measurements, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on quoted market prices, if available. Financial guarantors sell credit protection in CDS form to financial institutions in a principal-to-principal market in which transactions are highly customized and negotiated independently. Based on disclosures by the primaries, a CDS contract written by a financial guarantor differs from typical CDS contracts entered into by parties that are not financial guarantors because:

  CDS contracts written by financial guarantors are neither held for trading purposes (i.e., a short-term duration contract written for the purpose of generating trading gains) nor used as hedging instruments. Instead they are written with the intent to provide protection for the stated duration of the contract, similar to the financial guarantor’s intent with regard to a financial guaranty contract.
  Financial guarantors are not entitled to terminate a CDS contract they write that is “in-the-money” and realize a profit on such a position. A counterparty to a CDS contract written by a financial guarantor generally is not able to force the financial guarantor to terminate a CDS contract that is “out-of-the-money.”
  The liquidity risk present in most CDS contracts sold outside the financial guaranty industry, i.e., the risk that the CDS writer would be required to make cash payments, is not present in a CDS contract written by a financial guarantor. Terms are designed to replicate the payment provisions of financial guaranty contracts in that (a) losses, if any, are generally paid over time, and (b) the financial guarantor is not required to post collateral to secure its obligation under the CDS contract.

As a result of these differences, we believe there have been few, if any, relevant third party exit transactions for CDS contracts written by financial guarantors. In the absence of a principal exit market, a financial guarantor determines the fair value of a CDS contract it writes by using an internally developed models, as more fully discussed below.

Fair Value Modeling

Each ceding company uses its own internal valuation models where market prices are not available. Since CDS contracts are highly individualized, contain attributes specific to each transaction, and have specific loan level data not available to RAM, the Company, in determining the fair value of derivative instruments, obtains credit derivative contract valuations from its ceding companies. Management then assesses the reasonableness of the ceding companies’ valuations on a quarterly basis by i) discussing with primary insurers their mark-to-market valuation methodology including the nature of changes in key assumptions, ii) reviewing the primaries’ publicly available information regarding their mark-to-market process, including methodology and key assumptions, and iii) analyzing the movement of each individual derivative policy compared to observable market data, including credit spread movements and collateral delinquency information. Spreads and the related movements quarter to quarter are identified from observable market information such as indices, including the CDX, ABX, CMBX and LCDX indices, as related to specific types of derivative contracts. Overall, the relationship between the widening of credit spreads and fair value is not a linear one due to the mix of policy types (duration, rating, and maturities) within the portfolio. Therefore it is difficult to calculate the actual magnitude of any increase/decrease in the unrealized gain/(loss) with the movement of spreads alone. Additionally, there are many other assumptions that drive the ceding companies’ ultimate fair value assessment namely, asset recovery assumptions, correlation across asset assumptions, discount rate used, time to maturity, and timing of default assumptions. So while spreads are a significant driving factor in models of fair value they are not the only ones. Changes in correlation and recovery assumptions can result in valuations moving more or less than the absolute movement of spreads. As a reinsurer, RAM does not have access to the detailed underlying data for each policy, or the inputs and assumptions used to obtain the fair valuations as calculated by the ceding companies, and therefore the fair valuations can only be generally analyzed for consistency with market movements.

Valuation models used by our ceding companies generally come in two forms, based on our understanding of the models as described to us by our ceding companies:

1.	Premium method; A model that calculates the difference between the present value of remaining expected premiums a primary receives for the credit protection on a CDS contract and the estimated present value of premiums that a comparable financial guarantor would hypothetically charge for the same protection at the balance sheet date. The fair value of the primary’s credit derivatives depends on a number of factors including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the primary’s own credit risk and the remaining contractual cash flows.

2.	Expected loss method; A model of the CDS contract that derives a probabilistic measure of expected loss for the primary’s exposure using market pricing on the underlying referenced collateral within the transaction. The model calculates expected losses on a collateral pool within an insured credit derivative transaction by reference to the following: credit spreads of the underlying collateral, based on actual spreads or spreads on similar collateral with similar ratings, diversity score of the collateral pool as an indication of correlation of collateral defaults, and recovery rate for all defaulted collateral. The model then allocates the expected losses for each tranche of the transaction according to its subordination level within the transaction structure.

The primary strengths of the Premium Method of fair valuing CDS based on our understanding of this model are:

  The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of subordination and composition of collateral.
  The model maximizes the use of market-driven inputs whenever they are available. The key inputs to the model are market-based spreads for the collateral, and the credit rating of referenced entities. These are viewed by us to be the key parameters that affect fair value of the transaction.
  The primaries are able to use actual transactions to validate their model results and to explain the correlation between various market indices and indicative CDS market prices.
  The model is a well-documented, consistent approach to valuing positions that minimizes subjectivity according to its users. Each company has developed a hierarchy for market-based spread inputs that helps mitigate the degree of subjectivity during periods of high illiquidity.

The primary weaknesses of the Premium Method of valuing CDS are:

  There is no exit market or actual exit transactions. Thus the exit market is a hypothetical one based on each primary’s entry market.
  There is a very limited market in which to verify the fair values developed by the model.

  Due to the non-standard terms under which each primary enters into derivative contracts, the fair value of their credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

The primary strengths of the Expected Loss Method of valuing CDS, which we believe is only used by one of the primaries, based on our understanding of this model are:

  The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.
  The primary believes its model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity. The primary has also developed a hierarchy for market-based spread inputs that helps reduce the level of subjectivity, especially during periods of high illiquidity.
  The model uses market inputs whenever they are available. The key inputs to the model for any transactions are market- based spreads for the underlying referenced collateral, assumed recovery rates specific to the type and rating of the referenced collateral, and the diversity score of the collateral pool. These are viewed as key parameters that affect the fair value of the transaction and, to the extent practicable; the inputs are market-based inputs.

The primary weaknesses of the Expected Loss Method of valuing CDS are:

  There is no market in which to verify the fair values developed by the model, and at September 30, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability.
  There is diversity of approach to estimating the fair value of these transactions among the financial guarantee insurance companies.
  The averaging of spreads in the model and use of a single diversity factor rather than using specific spreads for each piece of underlying collateral and collateral-specific correlation assumptions may distort results.

Fair values from the ceding companies’ models may differ from values calculated by companies outside of the financial guaranty industry because, according to the ceding companies, the terms of the CDS contracts insured generally differ from other non-insured CDS contracts. Because of these terms and conditions, the fair value of the ceding companies’ credit derivatives may not reflect the same prices observed in an actively traded market of credit default swaps that do not contain terms and conditions similar to those observed in the financial guaranty market. These models and the related assumptions are continuously reevaluated by the ceding companies and enhanced, as appropriate, based upon improvements in modeling techniques and availability of market information.

On January 1, 2008, the Company adopted FAS 157. Under FAS 157, the use of valuation information provided to us by our ceding companies remains appropriate for the reasons described above, as well as the fact that the CDS we reinsure are the same as that valued by our ceding companies, and we view our hypothetical principal market to be the same as our ceding companies, being the financial guaranty insurance and reinsurance market.

In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of a liability. Some of the fair value measurements received from our ceding companies reflected adjustments for their own non-performance risk. To remove these adjustments the Company estimates a gross up of the valuations reported to RAM based on the ceding companies’ disclosures regarding their own non-performance risk adjustment. An adjustment to these valuations is then needed to reflect RAM's own non performance risk in the measurement of the fair value of these liabilities.

There is no observable credit spread for RAM Re or RAM Holdings, and as such there is inherently a significant amount of judgment, subjectivity and uncertainty involved in the estimation of the adjustment for RAM's non performance risk. Management has used inputs that reflect assumptions market participants may use in pricing RAM’s creditworthiness. In determining the Company’s own non-performance risk when measuring the fair value of a liability, the Company uses an implied market price for buying credit protection on RAM and a cash flow model, which models a typical CDS contract, to calculate a value price based on those spreads and cash flows. The Company identifies comparable entities with active CDS markets to estimate credit spreads for RAM. Such identification focuses on the nature of risk positions (primarily public finance and structured products) and of approximate capital adequacy as depicted by publicly available credit ratings agencies reports. Based on this information, as at September 30, 2008, the Company estimated its credit spread to be approximately 2460 basis points. An approximation of a typical CDS contract is made based on a 5-year insured CDS contract, an assumption of a 10 year weighted average life, and an assumption for par, coupon, duration and the appropriate discount rate based on a 5-year swap rate. The Company believes that these data points may be considered by hypothetical market participants in determining RAM’s creditworthiness. The effect of applying this requirement of FAS 157 was a reduction in the Company’s derivative liability at September 30, 2008 of approximately $289.1 million.

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

During the third quarter of 2008, we identified an error in an input received from one ceding company that was included in our calculation of the fair value of certain credit derivatives for the first and second quarters of 2008. We recorded the correction to the valuation by increasing the unrealized loss on credit derivatives in the income statement and the Derivative Liabilities in the balance sheet by $5.3 million for the quarter ended September 30, 2008. We evaluated the financial impact of this accounting adjustment and concluded that it was not material to current or prior periods.

Valuation of Other Financial Instruments.

The put option relating to the Company’s preferred share soft capital facility of $50.0 million, which is described in more detail under “Liquidity and Capital Resources – Capital Resources”, is a financial instrument and is fair valued with the fair value measurement representing the value to the Company in the current market environment. The fair value of the put option is recorded on the consolidated balance sheet and changes in that fair value are reported through the statement of operations in “Unrealized Gain/(Loss) on Other Financial Instruments”. Unobservable inputs are used to value the put option and include assumptions regarding the creditworthiness of the Company and the structure of the facility as well as other similar instruments in the market.

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

We have provided tables to summarize unrealized losses in our investment portfolio under “Liquidity and Capital Resources”.

Consolidated Results of Operations

The following table presents summary consolidated results of operations data for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)
Revenues:
Gross written premiums	$2,673	$26,193	$20,158	$74,704
Net written premiums	2,673	26,193	19,137	74,704
Net earned premiums	20,727	13,777	53,396	38,332
Net change in fair value of credit derivatives	(1,249)	(26,498)	(10,772)	(24,356)
Net investment income	7,098	8,409	23,630	24,458
Net realized investment losses	(4,997)	—	(5,244)	(8)
Net unrealized gain on other financial instruments	1,500	—	6,420	—
Total revenues	$23,079	$(4,312)	$67,430	$38,426
Expenses:
Loss and loss adjustment expenses	50,011	1,273	133,291	1,193
Acquisition expenses	8,277	5,319	19,664	14,122
Operating expenses	4,540	3,076	13,246	9,465
Interest expense	682	682	4,869	4,869
Total expenses	$63,510	$10,350	$171,070	$29,649
Net (loss)/income	$(40,431)	$(14,662)	$(103,640)	$8,777

Net (Loss)/Income

Net (loss)/income for the three and nine months ended September 30, 2008, was $(40.4) million and ($103.6) million, respectively, a decrease of $25.7 million compared to the three months ended September 30, 2007, and a decrease of $112.4 million for the nine months ended September 30, 2007. The change in net (loss)/income for the three and nine month periods ended September 30, 2008 as compared to 2007 is due primarily to the following factors:

  Unrealized gains on credit derivatives of $66.3 million for the three months ended September 30, 2008, resulting from (i) an increase in net unrealized losses of $11.8 million due to the widening of credit spreads net of an increase in RAM’s own non- performance risk per FAS 157, and (ii) a net reduction in unrealized losses of $78.1 million due to the commutation with Syncora Guaranty Re (formerly, XL Financial Assurance Ltd.) (“XLFA”). Unrealized gains on credit derivatives of $51.5 million for the nine months ended September 30, 2008 resulted (i) from an increase in net unrealized losses due to the widening of credit spreads net of an increase in RAM’s own non-performance risk per FAS 157, and (ii) a net reduction in unrealized losses of $69.0 million due to the commutation with XLFA. The increase in the net unrealized losses was due to the continuing deterioration in subprime mortgage assets and the corresponding widening credit spreads in the market, offset by the adjustment for RAM’s own non performance risk under FAS 157 which has increased due to widening of RAM Re’s estimated credit spread in the market. The unrealized gains on credit derivatives are reduced by the realized losses of $67.5 million and $62.2 million for the three and nine months ended September 30, 2008, respectively, primarily relating to the payment made to XLFA on commutation (see “Commutations” below).
  Additionally, the net loss for the three and nine months ended September 30, 2008, relates to loss and loss adjustment expenses of $50.0 million and $133.3 million, respectively, primarily associated with the deterioration in the performance of reinsured RMBS. Included in the loss and loss adjustment expenses is a gain on commutation of $15.5 million, see “Commutations” below.
  The acceleration of earned premiums from refundings, net of the related ceding commissions, increased net income for the three and nine months ended September 30, 2008, as compared to the comparable 2007 periods by approximately $5.0 million and $9.2 million, respectively. The increase in refundings primarily resulted from issuers terminating certain variable rate demand bonds and auction rate securities and issuing fixed rate bonds as interest rates on insured bonds increased due to deteriorating credit of the insurers.

  Commutations:

On July 25, 2008, RAM Re entered into a Commutation Agreement with XLFA, whereby RAM Re transferred allbusiness previously ceded to RAM Re by XLFA back to XLFA and each of RAM Re and XLFA released each other fromclaims under the reinsurance agreements. As consideration for the Commutation Agreement, RAM Re paid $94.4 millionwhich comprised the repayment of $8.6 million of unearned premiums, net of ceding commission, $16.1 million towardsestimated loss reserves on residential mortgage backed securities (“RMBS”) and $69.7 million towards unrealized losseson ABS CDOs. The transaction reduced the par amount of RAM’s insured portfolio by $3.5 billion of which $711million related to 2005 - 2007 vintage ABS CDOs (all structured as credit derivatives) and $280 million of 2005 - 2007vintage RMBS.The effect of the XLFA commutation on the Company’s results of operations for the three and nine months endedSeptember 30, 2008, was to (i) reduce gross written premiums by $11.4 million, (ii) increase net earned premiums by $1.1million, (iii) increase net change in fair value of credit derivatives by a gain of $26.0 million, (iv) reduce loss and lossadjustment expenses by a gain of $15.5 million and (v) increase acquisition expenses by $0.3 million, resulting in anoverall gain to net income of $42.3 million. Inclusive in the $42.3 million gain is a $17.7 million gain on credit derivatives, which reflects thechange in the Company’s non-performance risk from June 30, 2008 to July 25, 2008 (the effective date of thecommutation). Excluding this adjustment, the net gain resulting from the commutation would have been $24.6 million. During the second quarter of 2008 the Company commuted $1 billion in par outstanding on policies with two primaryinsurers. All the Company’s obligations with respect to the commuted policies were terminated on commutation and theCompany’s outstanding par exposure was reduced by $1.0 billion relating to these policies. The effect of thesecommutations on the Company’s income statement was to reduce (i) net earned premiums by $1.8 million and (ii) acquisition expenses by $0.6 million, giving an overall reduction to net income of $1.2 million. The net income effectwas the result of paying back the primary insurers statutory unearned premiums, net of ceding commissions, which earnon a slower basis than GAAP premium earnings.

Gross Written Premiums

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)
Public Finance	$8,885	$19,909	$22,927	$56,364
Structured Finance	5,213	6,284	18,881	18,340
Commuted Premiums	(11,425)	—	(21,650)	—
Total	$2,673	$26,193	$20,158	$74,704

Gross written premiums for the three and nine months ended September 30, 2008, were $2.7 million and $20.2 million, a decrease of $23.5 million or 90% in comparison to the three months ended September 30, 2007, and a decrease of $54.5 million or 73% in comparison to the nine months ended September 30, 2007. Excluding the effect of the commutations in the second and third quarters, gross premiums written for the three and nine months ended September 30, 2008, were $14.1 million and $41.8 million, a decrease of $12.1 million or 46% in comparison to the three months ended September 30, 2007, and a decrease of $32.9 million or 44% in comparison to the nine months ended September 30, 2007. Public finance premiums written decreased to $8.9 million from $19.9 million, or 55%, for the three months ended September 30, 2008, compared to the same period in 2007 and decreased by $33.5 million to $22.9 million for the nine months ended September 30, 2007. This decrease in public finance premiums written is as a result of a reduction in the number of ceding companies we assume business from and a decline in the cessions from our ceding companies due to lower insured penetration of the public finance market and ceding companies ceding minimum amounts under the treaties. Structured finance premiums written were $5.2 million for the three months ended September 30, 2008, compared to $6.3 million in the prior year, a decrease of $1.1 million, or 17%, this decrease is largely the result of the commutation of XLFA during the quarter, which reduced the quarterly installment premiums written. Structured finance premiums written were $18.9 million for the nine months ended September 30, 2008, an increase of $0.6 million or 3% compared to prior year. This increase was largely a result of the large amount of installment business written during 2007.

The Company expects gross premiums written for 2008 to be significantly lower compared to prior year as also discussed in the Overview above.

Net Written Premiums

Net written premiums for the three and nine months ended September 30, 2008 were $2.7 million and $19.1 million, respectively, 90% below the $26.2 million of net written premiums for the three months ending September 30, 2007, and 74% below the $74.7 million for the nine months ending September 30, 2007. The Company currently has one retrocessional agreement in place and during the three and nine months ending September 30, 2008, the Company ceded premiums of $Nil and $1.0 million, respectively, pursuant to that agreement, compared to $Nil in the both the three and nine months ending September 30, 2007.

Net Earned Premiums

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)
Public Finance	$14,537	$6,821	$33,750	$20,629
Structured Finance	6,190	6,956	19,646	17,703
Total	$20,727	$13,777	$53,396	$38,332

Net earned premiums for the three and nine months ended September 30, 2008, were $20.7 million and $53.4 million, compared with $13.8 million and $38.3 million for the comparable 2007 periods, amounting to increases of 50% and 39% respectively. The increase in the quarter and year to date is due to a significant increase in refundings for the three and nine months to September 30, 2008. Refundings for the three and nine months ended September 30, 2008 were $8.2 million and $17.8 million, compared to $1.1 million and $4.6 million for the comparable 2007 periods. The refundings primarily resulted from issuers terminating certain variable rate demand bonds and auction rate securities and issuing fixed rate bonds as interest rates on insured bonds increased due to deteriorating credit of the insurers. Refundings represent an acceleration of earned premiums that occurs when an obligation that we have reinsured is retired or defeased prior to its scheduled maturity which, in turn, results in the recognition of any remaining unearned premiums and deferred policy acquisition costs associated with the obligation. The increase to net earned premiums for the three months ended September 30, 2008, also includes a gain to public finance and structured finance earned premiums of $1.0 million and $0.1 million, respectively relating to the XLFA commutation discussed above. For the nine months ended September 30, 2008, the increases to net earned premiums are offset by a reduction to public finance and structured finance earned premium of $0.6 million and $0.1 million, respectively, relating to the commutations discussed above.

Net Change in Fair Value of Credit Derivatives

The net change in fair value of credit derivatives on our Consolidated Statement of Operations consists of the following related to our credit derivative policies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Change in fair value of credit derivatives:
Credit derivative premiums received and receivable	$2,895	$2,694	$10,504	$5,931
Acquisition expenses on credit derivatives	(742)	(823)	(3,025)	(1,879)
Losses and Loss expenses	(69,701)	—	(69,701)	—
Realized (losses) gains and other settlements	$(67,548)	$1,871	$(62,222)	$4,052
Unrealized gains (losses)	66,299	(28,369)	51,450	(28,408)
Net change in fair value of credit derivatives	$(1,249)	$(26,498)	$(10,772)	$(24,356)

Net change in fair value of credit derivatives was ($1.2) million and ($10.8) million for the three and nine months ended September 30, 2008, compared to ($26.5) million and ($24.4) million for the comparable 2007 periods, an increase of $25.3 million or 95% for the three months ended September 30, 2008 and an increase of $13.6 million or 56% for the nine months ended September 30, 2008. The movement in the net change in fair value of credit derivatives is driven by the following factors:

  Realized gains and other settlements consists of credit derivative premiums received and receivable, which represents premium income relating to credit default swap policies, net of acquisition expenses and loss and loss adjustment expenses on those policies. Included within realized gains and other settlements were premiums received and receivable of $2.9 million and $10.5 million for the three and nine months ended September 30, 2008, an increase of $0.2 million or 7% over the three months ended September 30, 2007 and an increase of $4.6 million or 78% over the nine months ended September 30, 2007. The growth is due to the increased cessions in 2007 and with a new treaty that was effective in the second quarter of 2007. Premiums received and receivable for the three and nine months ended September 30, 2008 were net of a $0.1 million loss on the commutation with XLFA discussed above.

  Also included within realized gains and other settlements were losses and loss expenses for both the three and nine months ended September 30, 2008 of $69.7 million compared to $Nil for the comparable 2007 periods. The 2008 amounts include a payment of $69.7 million relating to the XLFA credit derivative policies which were commuted during the quarter, as discussed above. The total $69.7 million paid losses on credit derivatives policies on commutation of XLFA policies is offset by a reduction in unrealized losses on credit derivative policies of $95.9 million, resulting in a net gain on commutation of $26.0 million included within the net change in fair value of credit derivatives relating to the XLFA commutation.

  The net unrealized gains for the three months ended September 30, 2008 of $66.3 million, resulted from an increase in net unrealized losses due to the widening of spreads, offset by an increase in RAM’s own non-performance risk per FAS 157, and offset by a net reduction in unrealized losses of $78.1 million due to the commutation with XLFA. The increase in net unrealized losses was primarily due to the widening of credit spreads and the continued deterioration of underlying collateral on these policies offset by the adjustment for RAM Re’s own non performance risk. RAM is required to comply with FAS 157, which requires the Company to adjust for its own non-performance risk when measuring the fair value of its derivative liabilities. The effect of the change in RAM Re’s risk of non-performance can result in large variations in the credit derivative liability quarter- on-quarter, which is based on how the market perceives RAM Re’s creditworthiness. The effect of the FAS 157 adjustment for RAM’s credit worthiness resulted in a gain of $96.7 million to the net mark-to-market charge during the third quarter of 2008, excluding the decline due to the commutation of XLFA. The unrealized gains on derivative financial instruments reported during the nine months ended September 30, 2008, was primarily due to the continuing deterioration in subprime mortgage assets and the corresponding widening credit spreads in the market, primarily related to credit default swaps on approximately $8.9 billion of par exposure, and offset by the widening of RAM Re’s estimated credit spread and the commutation of XLFA. The Company also monitors credit impairments, see “non GAAP measures” below.

In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of its derivative liability. The effect of applying this requirement was a reduction in the Company’s derivative liability of approximately $289.1 million at September 30, 2008.

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

Net Investment Income

Net investment income decreased to $7.1 million for the three months ended September 30, 2008, 15% below the $8.4 million for the three months ended September 30, 2007. Net investment income for the nine months ended September 30, 2008 and 2007 was $23.6 million and $24.5 million, respectively, a decrease of 4%. The decrease for the three and nine month periods is primarily attributable to the decline of cash and invested assets of approximately 14% during the twelve months ending with the 2008 third quarter relating primarily to the payment of $94.4 million on commutation of the XLFA business in the third quarter of 2008, along with a decrease in the book yield on invested assets. Our average book yields were 4.69% and 5.10% at September 30, 2008 and 2007, respectively.

Net Realized Gains/(Losses) on Investments

Net realized investment losses were ($5.0) million and ($5.2) million for the for the three and nine months ended September 30, 2008, respectively, compared to immaterial losses in the prior years periods. During the first nine months of 2008, an other than temporary impairment of $8.0 million was recognized on two Lehman Brothers Holdings Inc bonds held by the Company and an other than temporary impairment of $1.9 million was recognized on one security with subprime exposure. The Company has one other investment with subprime exposure with a fair value of $0.2 million at September 30, 2008, and unrealized losses of $0.1 million. The

Company does not believe this subprime investment to be other than temporarily impaired. These realized losses are partially offset by net gains of $4.6 million from the sale of fixed maturity securities and from paydowns on the subprime security with an other than temporary impairment. Net gains on securities sold are incidental to the ongoing management of the investment portfolio. The Company had no other write-downs of investments for other than temporary impairment losses for the nine months ended September 30, 2008.

Net Unrealized Gains/(Losses) on Other Financial Instruments.

Net unrealized gains on other financial instruments were $1.5 million and $6.4 million during three and nine months ended September 30, 2008, compared to $Nil in the comparable 2007 periods. The unrealized gain on other financial instruments relates to the Company’s $50.0 million preferred share soft capital facility. The put option allows the Company to issue preferred shares to a trust that holds the $50.0 million in investments in exchange for the proceeds of the liquidation of the investments held in the trust. The unrealized gain represents the increase in value of the soft capital facility to the Company compared to the estimated current cost of similar capital that can be obtained in the current market.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three and nine months ended September 30, 2008, were $50.0 million and $133.3 million, respectively, an increase of $48.7 million from $1.3 million for the three months ended September 30, 2007 and an increase of $132.1 million from $1.2 million for the nine months ended September 30, 2007. The loss and loss adjustment expense for the three month period ended September 30, 2008, was mainly driven by (i) a net increase in case basis reserves of $8.2 million, (ii) an increase in unallocated loss reserves of $4.2 million and (iii) paid losses of $37.2 million. These amounts include the effect of the XLFA gain on commutation of $15.5 million in the quarter representing a reduction in case reserves of $30.4 million and paid losses of $16.1 million, see above discussion. The loss and loss adjustment expense for the nine month period ended September 30, 2008, was mainly driven by (i) a net increase in case basis reserves of $69.2 million, (ii) an increase in unallocated loss reserves of $2.4 million and paid losses of $60.5 million, including losses paid of $16.1 million and a reduction of reserves of $31.5 million relating to the XLFA commutation, see above discussion. The 2007 incurred losses of $1.2 million benefited from the loss mitigation efforts by the primaries.

Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as trends in the reserving practices of our ceding insurers and specific credit events within reinsured obligations.

The components of incurred losses and loss adjustment expenses for the three and nine months ended September 30, 2008 and 2007, are provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2008	2007	2008	2007
	($ in thousands)
Paid losses	$37,233	$(1,385)	$60,453	$(1,652)
Change in case reserves	8,215	34	69,218	(34)
Change in unallocated reserves	4,194	1,657	2,395	3,136
Change in recoverables	369	967	1,225	(257)
Incurred losses and loss adjustment expenses	$50,011	$1,273	$133,291	$1,193

As a result of this activity, our total reserves for losses and loss adjustment expenses at September 30, 2008, increased by $71.6 million when compared to total reserves at December 31, 2007.

Over the past several months, there has been considerable stress in the US residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. RAM Re is exposed to US residential mortgages through our reinsurance of residential mortgage-backed securities, or “RMBS”, and indirectly through our guarantees of collateralized debt obligations or “CDOs” backed by RMBS. CDOs are securities backed by portfolios of assets that may include a combination of corporate bonds, loans, RMBS, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. CDOs backed by significant amounts of RMBS are known as “ABS CDOs”. As of September 30, 2008, we have established $92.1 million of case reserves relating to specific 2005-2007 RMBS exposures and an additional $19.4 million of unallocated loss reserves relating to RMBS losses that are probable but can not be specifically identified, less $14.1 million of unallocated reserves relating to RMBS transferred to case reserves. Additionally, the Company monitors credit impairments relating to ABS CDOs, see “non GAAP measures” below.

The following summarizes RAM Re’s exposure to residential mortgage-backed securities, or RMBS, and CDOs, as of September 30, 2008.1  RAM Re generally follows the classifications for mortgage and CDO securities used by the ceding companies and reported to RAM Re.

As a reinsurer we report outstanding exposure on a one quarter lag, which is consistent with the reinsurance industry practice. However, we closely monitor any credit changes on an ongoing basis through discussions with the ceding companies and rating agencies and our loss and loss expense reserves are current as of the end of the applicable quarter reported. The RAM Re ratings shown in the tables below are based on the current ratings of the ceding companies and the rating agencies as of our review on October 27, 2008. See Note 18 in our September 30, 2008 unaudited financial statements contained elsewhere herein for information on the Commutation Agreement entered into on July 25, 2008 by RAM Re and XLFA, whereby RAM Re commuted all business previously ceded to RAM Re by XLFA back to XLFA and each of the RAM Re and XLFA released each other from all claims under the reinsurance agreements. Outstanding exposures in the tables below exclude exposure commuted back to XLFA per the Commutation Agreement dated July 25, 2008.

Residential Mortgage Backed Securities (“RMBS”) Exposure

The following table summarizes RAM Re’s RMBS outstanding par exposure as of September 30, 2008, by loan type and vintage:

	Pre-
($ in millions)	2002	2002	2003	2004	2005	2006	2007	2008	Outstanding

Sub-prime	33.3	8.9	47.1	27.9	18.4	42.3	164.4	1.0	343.3
Other Mortgage	37.2	7.5	13.1	201.0	144.9	368.1	878.5	51.1	1,701.4
International	0.7	5.8	77.2	126.2	116.1	73.1	330.9	66.7	796.9

	71.2	22.2	137.4	355.2	279.4	483.5	1,373.9	118.8	2,841.6

As discussed above, RAM Re generally follows the classifications for RMBS securities used by the ceding companies and reported to RAM Re. In general, the ceding companies define the various residential mortgage product types as follows:

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

The following table provides the break-down of RAM Re’s mortgage exposure outstanding as of September 30, 2008 for deals closed since January 1, 2005, by product type and RAM Re Rating2:

____________
1 RAM Re reports outstanding exposures on a one-quarter lag basis.
2 RAM Re ratings are current as of October 27, 2008. These ratings are assigned by RAM Re based on management’s judgment and take into consideration the ratings assigned by the ceding companies and the rating agencies. RAM Re undertakes no obligation to update its ratings, and such ratings do not constitute investment advice.

Mortgage Securities Exposure
Net Par Outstanding as of September 30, 2008
Vintages 2005 - Q3 2008

	RAM Re Rating
($ in millions)	AAA/AA	A	BBB	BIG*	Total
Prime 1sts	$30.9	$13.7	$9.7	$12.8	$67.2
HELOCs	31.3	10.1	55.2	436.7	533.3
Closed-End Seconds	2.8	4.8	6.4	354.8	368.7
Alt A	108.0	83.5	223.5	49.7	464.8
Sub-prime	55.3	1.3	14.3	155.1	226.1
Manuf. Housing	—	7.5	—	—	7.5
NIMs	—	—	0.7	0.4	1.1
International	567.3	3.5	16.1	—	586.9

Total	$795.6	$124.5	$326.0	$1,009.6	$2,255.6

* "BIG" stands for Below Investment Grade.

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

The following table lists the top five largest issuers of US mortgage securities in RAM Re’s portfolio by RAM Re par outstanding and provides the outstanding par amount of HELOC, closed-end seconds (CES), sub-prime and Alt-A issued by each:

	RAM Re's Top 5 US Mortgage Issuers
	($ in millions)	Outstanding Par
	Issuer Name	Total	HELOC	CES	Subprime	Alt-A
1	Countrywide	$636.6	$435.1	$154.9	$33.6	$12.4
2	Residential Capital (GMAC-RFC)	344.3	168.8	116.1	54.4	4.6
3	Deutsche Bank	222.1	0.0	0.0	0.0	222.1
4	Morgan Stanley	100.3	12.7	0.0	87.6	0.0
5	Impac Funding Corp	81.8	0.0	11.3	0.0	61.6
		$1,385.0	$616.5	$282.3	$175.6	$300.6

CDO Exposure

RAM Re also has exposure to mortgage collateral in CDOs. RAM Re’s exposure to significant mortgage collateral in CDOs is a subset of our CDOs backed by multi-sector (“MS”) collateral (see definition below). The following table sets forth the RAM Re Rating of the MS CDOs in our portfolio as of September 30, 2008:

Multi-Sector CDOs by RAM Re Rating

RAM Re Rating	Outstanding
	Par	%

($ in millions)
AAA	$2,930.3	93.3%
AA	$33.7	1.1%
A	$—	0%
BBB	$0.7	0%
BIG	$177.5	5.6%

Total	$3,142.2	100.0%

RAM Re’s MS CDO exposure can be seen in more detail in our multi-sector CDO table below.

The following table segregates RAM Re’s MS CDOs into four classifications:

  HG - which are high-grade securities (rated single-A or higher, primarily AA),
  CMBS - which are commercial mortgage-backed securities,
  Mez - which are mezzanine securities (rated below single-A, primarily BBB) and
  CDO - which are CDOs backed by CDOs (or “CDO-squared”).

Multi-Sector CDOs by Collateral Type
($ in millions)

CDO	Outstanding
Type	Par	%
HG	$323.3	10.3%
CMBS	2,458.6	78.2%
Mez	47.8	1.5%
CDO	312.4	10.0%
Total	$3,142.2	100.0%

The vintage distribution, based on closing date of CDO issuance, of RAM Re’s MS CDOs is broken out by CDO Type in the table below:

Multi-Sector CDOs by Vintage and Type
($ in millions)

	CMBS	HG	Mez	CDO	Total
2000	$—	$—	$0.2	$—	$0.2
2001	—	—	0.4	0.6	1.1
2002	0.4	—	13.5	—	13.9
2003	—	73.7	3.8	7.5	85.1
2004	47.1	—	29.7	54.3	131.1
2005	156.2	204.4	0.1	100.0	460.7
2006	203.3	9.4	—	—	212.7
2007	2,051.6	35.8	—	150.0	2,237.4
2008	—	—	—	—	—
	$2,458.6	$323.3	$47.8	$312.4	$3,142.2

The table below provides a listing of RAM Re’s multi-sector CDOs containing significant residential mortgage exposure and closed since January 1, 2005. The table lists each CDO transaction by vintage year and multi-sector type and provides the proportion of the collateral that is RMBS. The table also provides a break-down of the collateral into sub-prime RMBS, Alt A, HELOCs, ABS CDOs, Non-ABS CDOs and Other. The “Other” category may include other RMBS types such as international and prime. Also shown is the current subordination level below RAM Re and RAM Re’s current internal rating:

Listing of RAM Re 2005 – 2008 Vintage Multi-Sector CDOs with Significant RMBS Exposure

					Collateral Type %

	Year	RAM	Insured	Current	Total		Alt		ABS	Non-ABS
Obligor Key	Insured	Rating	Amount	Subordination	RMBS	Subprime	A	HELOCs	CDOs	CDOs	Other	Total

HIGH GRADE CDOs
RAM00006928	2005	AAA	50.0	19.0%	79%	34%	11%	33%	8%	11%	2%	100%
RAM00006950	2005	AAA	73.9	49.3%	67%	42%	8%	0%	25%	0%	25%	100%
RAM00007029	2005	AAA	80.0	11.5%	29%	6%	14%	4%	0%	10%	65%	100%
RAM00007266	2006	BIG	9.4	0.0%	86%	24%	0%	37%	13%	1%	25%	100%
RAM00007781	2007	BIG	35.9	3.0%	53%	47%	0%	1%	0%	30%	22%	100%

Mez CDOs
RAM00000664	2005	AA	0.1	56.1%	45%	6%	0%	9%	0%	9%	76%	100%

CDO of CDO
RAM00006955*	2005	AAA	100.0	10.6%	20%	20%	0%	0%	16%	64%	0%	100%
RAM00007770	2007	BIG	150.0	10.7%	27%	18%	0%	8%	10%	64%	0%	100%

			499.3

* This CDO is predominantly backed by Corporates

As shown in the following table, RAM Re’s total CDO par exposure was $8.7B as of September 30, 2008. The following table breaks down RAM Re’s total CDO exposure by type of CDO:

RAM Re Total CDO Exposure By CDO Type
($ in millions)

Total CDO Portfolio

CDO	Outstanding
Type	Par	%
HY	$3,649.3	41.9%
IG	1,527.7	17.5%
MS	3,142.2	36.0%
EM	104.7	1.2%
DBL	295.4	3.4%
Total	$8,719.3	100.0%

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

The distribution of RAM Re’s total outstanding CDO portfolio by RAM Re rating is as follows:

RAM Re Total CDO Exposure by Rating
($ in millions)

RAM Re	Outstanding
Rating	Par	Pct
AAA	$7,946.3	91.1%
AA	$518.1	5.9%
A	$68.3	0.8%
BBB	$6.9	0.1%
BIG	$179.7	2.1%
Total	$8,719.3	100.0%

RAM primarily identifies problem credits through information provided by the primary insurers at least on a quarterly basis. Such information generally consists of surveillance and underwriting reports and quarterly conference calls with the primary ceding companies’ analysts. The Risk Management staff supplements this input with their own research to identify and assess the status of individual credits. Research performed includes reviews of rating agency and fixed income research publications and analysis of historical performance data. Each of the ceding companies maintains a “watch list” for credits that have been identified as requiring greater than the usual level of ongoing scrutiny and/or intervention. The ceding companies notify us when any transaction they have reinsured has been placed on such a watch list. The Management Committee is comprised of RAM’s senior officers and meets quarterly to formally review the Company’s watch list and approve case and unallocated reserves.

RAM maintains its own watch list to identify those transactions requiring increased monitoring. The Company typically places transactions on the watch list if the ceding company places a transaction on its watch list, and RAM generally employs a mapping of each watch list category of each primary insurer to the Company’s own watch list categories. Risk Management surveys market segments on an as-needed basis based on market trends, and may add transactions to the watch list as a result of such survey even if the ceding company has not added the transaction to its watch list.

Transactions on the watch list are divided into four categories generally based upon the following definitions. Category 1 includes transactions for which performance of the issue or that of an issuance participant is sufficiently below expectations where increased monitoring is required; however, the risk of loss remains remote. Category 2 transactions include those for which performance of an issue or that of an issuance participant is sufficiently below expectations where increased monitoring is required and remedial intervention by the ceding company is either planned or already in progress. Performance issues occur when the performance of an issue does not stabilize or improve over the intermediate term and concerns about the transaction's ability to meet its debt service obligations may arise. If performance has deteriorated to the point where concerns about the issuer’s continued ability to meet debt service requirements on a timely basis are substantial, such transaction would be classified as a Category 3 transaction. Category 3 includes transactions where claims have been paid but recoveries are forecast for the claims. Category 4 transactions include those for which claims or loss adjustment expense payments are likely and are not expected to be reimbursed over the remaining term of the exposure. Designation of a transaction as Category 4 generally coincides with the establishment of a case basis loss reserve. Each transaction in Category 3 or 4 of the watch list is generally reviewed quarterly to determine whether material changes are noted by the ceding company or by the Risk Management staff. If material adverse changes are identified, surveillance reports are requested from the ceding company and discussions are held to assess the deterioration and outlook for the credit.

RAM’s Management Committee establishes reserves that it believes are adequate to cover the ultimate liability for losses and loss adjustment expenses. These reserves are based on estimates and may vary materially from actual results. Adjustments based on actual loss experience are recorded in the periods in which they become known.

RAM does not perform loss mitigation activities and instead relies on the loss mitigation efforts of the ceding companies, who report RAM’s proportionate share of the expenses incurred and liability for such activities. RAM pays the ceding companies a ceding commission for all policies reinsured. The ceding commission represents RAM’s portion of the cost to the ceding companies to write the transaction, perform ongoing surveillance and engage in loss mitigation activities. Ceding commissions are deferred and expensed as each policy’s exposure matures and are included as an asset in Deferred Policy Acquisition Costs and as Acquisition Expenses in the statement of operations. RAM reports loss expenses associated with claims as a liability in Loss Reserves on the balance sheet and in Loss and loss adjustment expenses on the statement of operations.

The following table provides information about the financial guaranty policies and related loss reserves in each of RAM’s watch list categories as of September 30, 2008:

	Surveillance Categories
($ in millions)	Category 1	Category 2	Category 3	Category 4	Total
Number of policies	50	22	49	84	205

Remaining weighted average	23	28	21	27
contract period (in yrs)
Insured contractual payments outstanding:

Principal	$320.0	$88.4	$517.0	$902.3	$1,827.7
Interest	$275.5	$59.8	$274.6	$231.1	$841.0
Total	$595.5	$148.2	$791.6	$1,133.4	$2,668.7

Gross Claim Liability	$—	$—	$—	$136.8	$136.8
Less:
Gross potential recoveries	$—	$—	$(0.6)	$(53.2)	$(53.8)
Discount, net	$—	$—	$—	$16.1	$16.1
Net Claim Liability	$—	$—	$(0.6)	$99.7	$99.1

Unearned premium revenue	$2.2	$0.6	$2.7	$2.5	$8.0

Net Claim Liability reported in					$99.1
the Balance Sheet

Reinsurance recoverables	—	—	—	—	—

The above table includes all financial guarantee contracts on the Company’s watch list at September 30, 2008. Policies written in credit derivative form are not included in the above table.

Acquisition and Operating Expenses

Acquisition expenses, primarily ceding commissions, were $8.3 million and $5.3 million, respectively, for the three months ended September 30, 2008 and 2007 and $19.7 million and $14.1 million, respectively for the nine months ended September 30, 2008 and 2007. Acquisition expenses vary directly with earned premiums and the increase in acquisition expenses of $3.0 million and $5.6 million, or 57% and 40%, for the three and nine months ended September 30, 2008, as compared to the same periods in prior year was primarily due to an increase in earned premiums in the period, as discussed above.

Operating expenses were $4.5 million for the three months ended September 30, 2008, an increase of 45% compared to $3.1 million for the comparable period of 2007. Operating expenses for the nine months ended September 30, 2008 and 2007 were $13.2 million and $9.5 million respectively, an increase of 39%. The increase for the three and nine month periods ended September 30, 2008 was due to increased costs associated with the renewal of our Directors and Officers (“D&O”) insurance coverage, along with a reduction in the amount of expenses deferred corresponding to the decline in new business written, and an increase in audit and legal fees in the year to date. Excluding the costs relating to the D&O coverage in 2008, operating expenses have increased by 16% over prior year’s first nine months, primarily relating to increased costs associated with internal and external audits, consultants and commitment fees under our contingent capital facilities charges.

Interest Expense on Debt and Redeemable Preferred Shares

Interest expense was $0.7 million for both the three months ended September 30, 2008 and 2007, and $4.9 million for both the nine months ended September 30, 2008 and 2007, respectively. Preferred share dividends, classified as interest expense, of $2.8 million were paid in the first nine months of 2008 and 2007. Dividends on the preferred shares are payable semi-annually on June 15 and December 15 each year if declared by the Board of Directors. Interest expense also includes interest on the Company’s long term debt. For the first nine months of 2008 and 2007, the Company paid interest expense on the long term debt of $2.8 million.

Non GAAP measures

Credit impairments on our credit default swaps are a non GAAP metric which management believes is useful to analysts, rating agencies and investors to review the results of our entire portfolio of policies. Management considers our credit derivative policies as a normal extension of our financial guarantee business and reinsurance in substance. The Company measures and monitors credit impairments which are expected to be paid out over the term of the credit derivative policies. As at September 30, 2008 and December 31, 2007, the Company estimates credit impairment reserves amounting to $27.3 million and $44.4 million, respectively relating to estimated losses on our exposure to ABS CDO’s. Credit impairment reserves for the three and nine months ended September 30, 2008, decreased by $116.2 million and $17.1 million, respectively, and were $nil for both the three and nine months ended September 30, 2007. The decrease in credit impairments relates primarily to the commutation of XLFA policies which reduced credit impairments by $119.9 million in the quarter.

FAS 157 Disclosures

On January 1, 2008, the Company adopted FAS 157. This Statement provides guidance for fair value measurement of assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement. FAS 157 establishes a fair value hierarchy of inputs in measuring fair value, with the highest level being observable inputs and the lowest being unobservable data as follows:

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

In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of a liability. Some of the fair value measurements received from our ceding companies reflected adjustments for their own non-performance risk. To remove these adjustments the Company estimates a gross up of the valuations reported to RAM based on the ceding companies’ disclosures regarding their own non-performance risk adjustment. An adjustment to these valuations is then needed to reflect RAM's own non performance risk in the measurement of the fair value of these liabilities.

There is no observable credit spread for RAM Re or RAM Holdings, and as such there is inherently a significant amount of judgment, subjectivity and uncertainty involved in the estimation of the adjustment for RAM's non performance risk. Management has used inputs that reflect assumptions market participants may use in pricing RAM’s creditworthiness. In determining the Company’s own non-performance risk when measuring the fair value of a liability, the Company uses an implied market price for buying credit protection on RAM and a cash flow model, which models a typical CDS contract, to calculate a value price based on those spreads and cash flows. The Company identifies comparable entities with active CDS markets to estimate credit spreads for RAM. Such identification focuses on the nature of risk positions (primarily public finance and structured products) and of approximate capital adequacy as depicted by publicly available credit ratings agencies reports. Based on this information, as at September 30, 2008, the Company estimated its credit spread to be approximately 2460 basis points. An approximation of a typical CDS contract is made based on a 5-year insured CDS contract, an assumption of a 10 year weighted average life, and an assumption for par, coupon, duration and the appropriate discount rate based on a 5-year swap rate. The Company believes that these data points may be considered by hypothetical market participants in determining RAM’s creditworthiness. The effect of applying this requirement of FAS 157 was a reduction in the Company’s derivative liability at September 30, 2008 of approximately $289.1 million.

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

The following table presents the fair value measurement levels for assets and liabilities that the Company has recorded at fair value as of September 30, 2008. As required by FAS 157, items are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Total	Level 1	Level 2	Level 3
	($ in thousands)
Financial Assets:
Fixed maturity investments	$580,348	$110,813	$469,067	$468
Cash and cash equivalents	12,276	12,276	—	—
Other financial instruments	41,750	—	—	41,750
% of assets at fair value	100%	19%	74%	7%

Financial Liabilities:
Derivative Liabilities	$128,738	$—	$—	$128,738

% of liabilities at Fair value	100%	—	—	100%

Our credit derivative policies are classified as Level 3 in the above fair value hierarchy since the valuations provided to us by our ceding companies are from valuation models which place reliance on at least one significant unobservable input. Consistent with the requirements of FAS 157, we believe these models use observable market data when available.

The following table presents changes in the net credit derivative liabilities balance for which fair value was measured under Level 3 for the three and nine months ended September 30, 2008:

	Fair value measurement using significant
	unobservable inputs (Level 3)
	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
($ in thousands)
Balance, beginning of period	$(195,510)	$(180,589)

Total unrealized gains included in earnings	66,300	51,451
Total realized gains included in earnings	472	400
Purchases, issuances and settlements		—
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2008	$(128,738)	$(128,738)

The Company’s fair values of fixed maturity and short-term investments are based on prices obtained from nationally recognized independent pricing services. Where available, the prices are obtained from market quotations in active markets. Where there is no quoted price for an identical security, then the pricing service may use matrix pricing or model processes, such as the option adjusted spread model, to estimate the fair value of a security. The matrix pricing or model processes consist primarily of observable inputs, which may include; benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company has not adjusted any of the prices received from the pricing services.

At September 30, 2008 all but one of the Company’s investments were valued using the independent pricing services. One security which had a fair value of $0.5 million, has no active market and includes subprime exposure, was valued using a non-binding broker quote. This security is included within level 3 on the fair value hierarchy.

As management is ultimately responsible for determining the fair value measurements for all securities, the Company assesses the reasonableness of the fair values received by comparing them to other pricing information readily available and management’s knowledge of the current markets. The Company also assesses the pricing methodologies and related inputs used by the pricing services to estimate fair value. Any prices that, in managements’ opinion, may not be representative of fair value are challenged with the pricing service. Based on the information obtained from the above reviews, the Company evaluated the fixed income securities in the investment portfolio to determine the appropriate FAS 157 fair value hierarchy level based on trading activity and observability of inputs. Based on the Company’s evaluation, each security was classified as Level 1, 2, or 3. Prices with observable market inputs were classified as Level 2, prices on money market funds and US treasuries were classified as Level 1, and valuations with no significant observable inputs were classified as Level 3 as of September 30, 2008.

At January 1, 2008, two securities within the Company’s fixed maturity portfolio were valued using unobservable inputs, therefore the valuations were assessed as Level 3. During the nine months ended September 30, 2008, one of these securities fully paid down and therefore only one security is included in the Level 3 classification at September 30, 2008. At July 1, 2008, three securities within the Company’s portfolio were valued using unobservable inputs. During the three months ended September 30, 2008, one of these securities fully paid down and one security is now valued using observable market inputs and classified within Level 2 at September 30, 2008.

The following table presents the fixed maturity investments for which fair value was measured under Level 3 for the three and nine month periods to September 30, 2008:

	Fair value measurement using significant
	unobservable inputs (Level 3)
($ in thousands)	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Balance, beginning of period	$5,469	$3,847

Total realized losses included in earnings	(541)	(1,733)
Total unrealized losses included in other comprehensive loss	—	(4)
Purchases, issuances and settlements	(1,428)	(1,642)
Transfers in and/or out of Level 3	(3,032)	—

Balance, September 30, 2008	$468	$468

The Company’s fair value on Other Financial Instruments relates to the put option on the Company’s preferred share soft capital facility, which represents the value to the Company in the current market environment. The put option is a financial instrument and is required to be fair valued. As at September 30, 2008, the unrealized gain on the put option was $41.8 million and is included in other financial instruments on the consolidated balance sheet. The movement in fair value of $6.4 million for the nine months ended September 30, 2008 is included as an unrealized gain on other financial instruments in the statement of operations. Valuations are based on unobservable inputs including assumptions over the Company’s performance and future outlook, the facility, the current market conditions, and other similar instruments in the market. Assumptions include the current rate paid for the facility (LIBOR plus 300 bps at September 30, 2008), the term of the facility and the Company’s rating, along with judgmental factors such as the market perception of the facility and the Company.

The following table presents the Other Financial Instruments for which fair value was measured under Level 3 for the three and nine month periods to September 30, 2008:

	Fair value measurement using significant
	unobservable inputs (Level 3)
($ in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Balance, beginning of period	$40,250	$35,330

Total unrealized gains included in earnings	1,500	6,420
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2008	$41,750	$41,750

Since there is currently no active market for the put option and due to the significant number of the unobservable inputs used in the valuation, the put option valuation was classified as a Level 3 fair value measurement.

Liquidity and Capital Resources

Liquidity

RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access debt and equity markets, which is unlikely in the near term given current market conditions and the Company’s current stock valuation. Our principal uses of liquidity are for payment of interest on our senior notes, payment of dividends on preference shares if declared by the Board of Directors of RAM Holdings and capital investments in RAM Re. Based on the amount of dividends that we received from RAM Re, we believe that we will have sufficient liquidity to satisfy our needs through year end. RAM Re’s Board will next consider a dividend for RAM Holdings’ requirements for 2009 in early 2009. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as additional losses, amount and timing of claims payments, the amounts required to be held by us in trust for the benefit of our U.S. regulated customers, adverse market changes, insurance regulatory changes, changes in general economic conditions beyond the next twelve months and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.

The principal sources of RAM Re’s liquidity are gross written premiums, scheduled investment maturities, and net investment income. The principal uses of RAM Re’s liquidity are for the payment of claims, operating expenses, ceding commissions, reinsurance premiums, and dividends to RAM Holdings and for purchases of new investments, and more recently funding commutation agreements. We believe that RAM Re’s expected operating liquidity needs can be funded from its operating and investing cash flows for the next twelve months. Further increases in loss reserves and credit impairments would require RAM Re to deposit additional collateral in the applicable trust account(s); and resulting claims payments in respect of those losses and impairments would increase cash outflows and could decrease the size of RAM Re’s investment portfolio, in turn decreasing income from investments.

RAM Re may not declare and pay dividends during any financial year if it would cause RAM Re to fail to meet its solvency margins and liquidity ratio (the “Relevant Margins”). The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of net loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain an estimated minimum level of statutory capital and surplus of $24.9 million at September 30, 2008. RAM Re’s estimated statutory capital and surplus was $193.6 million and met the minimum level of statutory capital and surplus requirement at September 30, 2008. As at December 31, 2007, the minimum required statutory capital and surplus was $16.7 million and actual statutory capital and surplus was $369.7 million. In addition to the solvency margin, the Bermuda Insurance Act requires RAM Re to comply with a liquidity ratio whereby the value of its relevant assets must be not less than 75% of the amount of its relevant liabilities. In the event RAM Re fails to meet its Relevant Margins on the last day of any financial year, it shall not without the approval of the Bermuda Monetary Authority (the “BMA”), declare or pay any dividend during the next financial year.

Based upon the Relevant Margins the maximum amount that would be available during 2008 for payment as a dividend by RAM Re is approximately $51.5 million. Dividends of $8.4 million have been paid by RAM Re to RAM Holdings during the nine months ended September 30, 2008.

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

Under our quota share treaty agreements with our ceding companies, when RAM Re is downgraded and capital credit provided to them is reduced, the ceding companies have the right to increase ceding commissions or reassume policies previously ceded to RAM Re, for all years or in some cases by underwriting year, which would require the return of unearned premiums (calculated on a U.S. statutory basis) and payment of any loss reserves on policies reassumed. On September 24, 2008 RAM Re was downgraded by S&P to A+ from AA and on August 7, 2008 RAM Re was downgraded by Moody’s to A3 from Aa3 which trigger the above events to become effective after a cure period. None of RAM Re’s ceding companies have recaptured business or increased ceding commissions to date. As of November 17, 2008, no payments have been made to the ceding companies for additional ceding commission under the terms of the agreements. If all of the stipulated business were recaptured by the ceding companies, this would adversely affect the future earnings of the Company by the unearned premiums returned and the loss of future installments premiums, as well as investment income on unearned premium balances of the returned business. U.S. statutory premiums earn at a slower rate than GAAP premiums and therefore any forfeiture of statutory unearned premiums would result in a loss on a GAAP basis. The unearned premiums returned to the ceding companies would come out of the trust accounts set up for the benefit of each primary. As at September 30, 2008, we accrued a liability for additional ceding commission payable related to the S&P downgrade of $23.2 million which has been deferred as a deferred acquisition cost and is being expensed as the related premiums are earned. We are unable to estimate any further ceding commission increase resulting from the Moody’s downgrade because Moody’s has not yet established the amount of further reinsurance credit we provide to each of the primaries at the A3 level.

At September 30, 2008, the Company has $592.6 million of cash and investments of which $432.2 million is held in trust for the benefit of our ceding companies, leaving $160.4 million cash and investments available for the cost of ongoing business. The trust accounts are required to hold cash and investments equivalent to unearned premiums, case basis loss reserves and credit impairments, and a contingency reserve calculated by the ceding companies, and the balances are adjusted at least annually. Currently, losses are paid out of our unrestricted cash rather than our trust accounts which reduces available cash until the trust accounts are adjusted. On July 25, 2008, RAM Re entered into a Commutation Agreement with XLFA where RAM Re commuted all business previously assumed from XLFA back to XLFA and both parties released the other from all claims under the reinsurance agreements, see Note 18 in the unaudited September 30, 2008 financial statements included elsewhere herein. The payment of $94.4 million included unearned premiums of $8.6 million, net of ceding commissions, with the remaining payment related to loss reserves, inclusive of credit impairments on derivative contracts. This was paid from our unrestricted cash as XLFA did not require us to maintain a trust account.

Cash Flows

During the first nine months of 2008, net operating cash flow was $(99.5) million compared to $63.1 million for the first nine months of 2007. Our operating cash flows are primarily the result of net premiums received and investment income less claims payments, operating expenses, and interest expenses. The decrease in operating cash flows is primarily the result of loss payments primarily relating to RMBS exposure of $44.4 million, D&O insurance premiums as well as commutation payments which included the XLFA commutation payment of $94.4 million in the third quarter. For the first nine months of 2008 and 2007, net cash flows from financing activities were $Nil and ($0.3) million, respectively. Net cash from investing activities amounted to $89.1 million and $(86.7) million in the period ending September 30, 2008, and 2007, respectively, relating to the purchases of investments offset by sales and maturities of investments.

Capital Resources

RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re claims paying resources and may not be drawn upon except for the payment of catastrophic losses where cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re exceed minimum defined thresholds. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual extension provision subject to bank approval, was not extended for an additional year on May 11, 2008. The facility has a term ending on May 11, 2015. As of September 30, 2008, no amounts were outstanding under this facility nor have there been any borrowings under this facility. We also maintain a second $40.0 million contingent capital facility with two highly rated commercial banks. This facility is similar in purpose and structure to the $90.0 million contingent capital facility described above although it may be drawn upon to cover losses arising only from municipal obligations reinsured by RAM Re in excess of the minimum defined threshold. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility. The $40.0 million facility has an annual extension feature, subject to approval of the lenders, was not extended for an additional year on February 3, 2008. The facility has a term ending on February 3, 2014. As of September 30, 2008, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

On December 14, 2006, the Company issued 75,000 preferred shares at $1,000 per share for total consideration of $75.0 million. Underwriting expenses were $0.75 million and other issuance costs were approximately $0.3 million resulting in estimated net proceeds of approximately $73.9 million all of which was contributed to RAM Re to support its reinsurance business. The preferred shares bear a dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon approval by the Board of Directors. Unless previously redeemed, the preferred shares have a mandatory redemption date of December 15, 2066. We can redeem the preferred shares at any time from December 15, 2016 with no penalty to the Company. Prior to December 15, 2016, the Company can redeem the preferred shares at the redemption price equal to par value plus a “make-whole” amount reflecting the value of dividends for the remainder of the period to December 15, 2016. The payment of preferred share dividends is classified as an interest expense and the preference shares are classified as a liability on the balance sheet.

On December 23, 2003, RAM Re entered into a contingent capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it pays the counterparty a monthly floating put option fee. The counterparty is a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. The rights of the holders of the preference shares are subordinate to those of ceding companies under reinsurance contracts. The put agreement has no scheduled termination date or maturity, but will be terminated if RAM Re takes certain actions as specified in the operative facility documents. RAM Re has the option to redeem the Class B preference shares issued upon exercise of its put option, subject to certain specified terms and conditions. If the put option is exercised in full, RAM Re would receive up to $50.0 million in connection with the issuance of the preference shares, the proceeds of which may be used for any purpose including the payment of claims. To fund the purchase of preference shares upon exercise of the put option by RAM Re, the trust issued $50.0 million of its own auction market perpetual preferred securities which are rated “BBB” by Standard & Poor’s and “Baa3” by Moody’s. The rate paid by the trust on these securities is currently LIBOR plus 300 at September 30, 2008. Per the facility, the downgrade of the trust’s auction market perpetual preferred securities to below A+ for Standard & Poor’s increased the maximum rate paid by the trust on these securities from LIBOR plus 200 to LIBOR plus 300, and RAM Re’s put option fee (calculated as the rate paid on the auction market perpetual preferred securities less the stated yield on the commercial paper held by the trust during the relevant period after deducting certain expenses of the trust) was increased correspondingly. The proceeds of this issuance are held by the trust in certain high quality, short-term commercial paper investments. As of September 30, 2008, the perpetual put options have not been exercised. During the nine months ended September 30, 2008, and 2007, expenses of $1.2 million and $0.3 million, respectively, were paid relating to the operation of the facility.

On March 26, 2004, the Company issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which we must adhere. We were in compliance with all covenants at September 30, 2008.

During the first nine months of 2008, RAM Re paid dividends to the Company in the amount of $8.4 million, which was used to pay interest on the senior debt of $2.8 million during the first nine months of 2008 and preferred dividends of $2.8 million on June 15, 2008. The balance is expected to be used for future interest payable on the long term debt and dividends on the preference shares when and if declared by the Board of Directors.

Investment Portfolio

At September 30, 2008, our investment portfolio consisted of $580.3 million of fixed income securities, and $12.3 million of cash and cash equivalents, inclusive of restricted cash. Our fixed income securities are designated as available for sale in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Short-term investments consist primarily of money market funds, U.S. domestic time deposits and discount notes. There were no short-term investments held at September 30, 2008. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by an outside professional asset management firm in accordance with specific investment policies approved by our Board of Directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices from nationally recognized pricing services, dealer quotes, or matrix pricing, all of which are based on observable market inputs where available. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at September 30, 2008 is 4.48 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio is 4.76% and the book yield of the portfolio is 4.69% at September 30, 2008. At September 30, 2008, we had $432.2 million of invested assets in trust accounts for the benefit of primary insurers (out of a total of $592.6 million of total cash and investments). Under our reinsurance agreements with primary insurers regulated in the U.S., RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission.

Our finance personnel monitor the portfolio on a monthly basis for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of September 30, 2008, and December 31, 2007, (note that the table includes only securities which are in an unrealized loss position):

	As of September 30, 2008		As of December 31, 2007
	Estimated	Gross	Estimated	Gross
Length of Time in Continuous Unrealized Loss	Fair	Unrealized	Fair	Unrealized
Position	Value	Losses	Value	Losses
($ in thousands)
Municipal securities
0-6 months	$25,278	$(357)	$1,389	$(11)
7-12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	25,278	(357)	1,389	(11)
Corporate securities
0-6 months	65,484	(2,743)	7,119	(87)
7-12 months	10,304	(1,021)	3,979	(9)
Greater than 12 months	18,362	(3,413)	74,992	(2,088)
	94,150	(7,177)	86,090	(2,184)
U.S. Government obligations
0-6 months	40,596	(1,163)	—	—
7-12 months	-	-	—	—
Greater than 12 months	-	-	—	—
	40,596	(1,163)	—	—
Mortgage and asset-backed securities
0-6 months	134,956	(3,844)	6,077	(15)
7-12 months	10,677	(108)	2,059	(13)
Greater than 12 months	43,004	(1,408)	117,044	(1,774)
	188,637	(5,360)	125,180	(1,802)
Agencies
0-6 months	20,781	(249)	—	—
7-12 months	-	-	—	—
Greater than 12 months	-	-	12,818	(71)
	20,781	(249)	12,818	(71)
Total	$369,442	(14,306)	$225,477	$(4,068)

As at September 30, 2008, the Company’s gross unrealized loss position was $14.3 million compared to $4.1 million at December 31, 2007. The increase is primarily related to an increase of $5.0 million and $3.6 million in corporate securities and mortgage and asset-backed securities, respectively. The increase in the unrealized losses at September 30, 2008 is attributable to the market reaction to corporate bonds and the current economic climate.

The differences between fair value and amortized cost are primarily the result of changes in interest rates after a fixed-income security is purchased and therefore management does not believe these investments to be other than temporarily impaired. The investments held by the Company are considered to be available-for-sale but the Company has the ability and the intent to hold these investments until the security recovers its value, or to their contractual maturity. Unrealized gains and losses relating to investments are currently recorded in accumulated other comprehensive (loss)/income in shareholders’ equity as the Company generally holds these investments to maturity. The unrealized gains and losses are expected to decrease as the investment approaches maturity and the Company expects to realize a value substantially equal to amortized cost.

As at September 30, 2008, the Company holds two investments with exposure to the subprime sector. These investments have a fair value of $0.6 million and an amortized cost of $0.7 million. As at September 30, 2008, and December 31, 2007, the Company had recognized other than temporary impairments of $5.5 million and $3.6 million respectively, relating to one of these investments. The fair value of this investment was $0.5 million at September 30, 2008. The Company’s other investment with subprime exposure had a fair value of $0.2 million, and $0.1 million unrealized losses as at September 30, 2008. The Company does not believe this other subprime investment to be other than temporarily impaired.

The amortized cost and estimated fair value of investments in fixed income securities at September 30, 2008, and December 31, 2007, were as follows:

	September 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair	Cost	Fair
Fixed Income Securities		Value		Value
		($ in thousands)
Municipal securities	40,069	40,622	$16,704	17,727
Corporate securities	111,667	104,893	123,559	123,992
U.S. Government securities	108,580	110,813	70,393	73,270
U.S. Agency	53,089	53,996	169,874	175,625
Mortgage and asset-backed securities	274,550	270,024	305,115	305,919
Total	$587,955	$580,348	$685,645	$696,533

The following table summarizes our investment portfolio by bond quality at fair value at September 30, 2008, and December 31, 2007:

	As of	As of
	September 30,	December 31,
	2008	2007

AAA or equivalent	79.8%	82.0%
AA	4.6%	6.2%
A	13.4%	8.9%
Other	0.3%	—
Cash	1.9%	2.9%
Total	100.00%	100.0%

As of September 30, 2008 the Company’s investment portfolio contained three securities that were rated below investment grade, on which the company has recognized other than temporary impairments of $9.9 million. As of December 31, 2007, our investment portfolio did not contain any securities that were not rated or rated below investment grade.

Subsequent Events

On November 14, 2008 Assured Guaranty Ltd. ("Assured"), the parent holding company of RAM Re’s customer Assured Guaranty Corp., announced that it has reached a definitive agreement with Dexia SA ("Dexia") to purchase Financial Security Assurance Holdings Ltd. ("FSA"), the parent of financial guaranty insurance company, Financial Security Assurance, Inc, RAM Re’s other customer. The transaction, is subject to approval by Assured's shareholders, regulatory approvals and is contingent on confirmation from Standard & Poor's, Moody's Investors Services and Fitch Ratings that the acquisition of FSA would not have a negative impact on Assured's or FSA's financial strength ratings. Assured announced that the transaction is expected to close in the first quarter 2009. RAM Re does not yet have sufficient information to assess the impact of the proposed transaction on RAM Re.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a reinsurer, we rely on the valuation information on our insured credit derivatives that the ceding companies provide us from their internal models, however these valuations can differ between ceding companies due to differences in valuation techniques, assumptions, and market data used in their internal models. As a result of our reliance on the valuations the ceding companies report to us, we are unable to estimate changes in their reported fair value estimates given changes in credit spreads. For the nine month period ended September 30, 2008, we reported an unrealized gain on credit derivatives of $51.5 million, net of a FAS 157 own credit risk gain of $289.1 million. RAM is required under FAS 157 to adjust for its own non-performance risk when measuring the fair value of its derivative liabilities. RAM applied a discount to the derivative liability reported by the primary insurers which primarily reflects the Company’s estimated non-performance risk as of September 30, 2008. See further discussion in Note 6 to our September 30, 2008 interim consolidated financial statements included elsewhere herein. The effect of the change in RAM Re’s estimated spread can result in large variations in the credit derivative liability quarter on quarter, which is based on how the market perceives RAM Re, resulting in losses if RAM’s spread tightens and further gains if the spread widens.

See Note 3 and Note 6 to our interim consolidated financial statements contained elsewhere herein for further information on the valuation of our reinsured credit default swap portfolio.

There has been no material changes in the Company’s market risk of our investment portfolio during the first nine months ended September 30, 2008. For additional information on market risk relating to our investment portfolio, refer to the Company’s 10-K filing “Management’s Discussion and Analysis of Financial Condition” under the heading “Risk Management”.

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

Changes in Internal Controls over Financial Reporting. During the three months ended September 30, 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There were no material legal proceedings during the period covered by this Form 10-Q. In the ordinary course of its business, the Company engages in arbitrations under its treaty agreements.

Item 1A. Risk Factors.

There are no material changes to the information reported under “Part I. Item 1A – Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, except as set forth below. If any of the risks discussed below or in our Annual Report on Form 10-K for the year ended December 31, 2007 occur, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly, and our shareholders could lose all or part of their investment.

     The adverse rating actions previously taken concerning RAM Re’s ratings and any further adverse rating actions could significantly decrease the value of the reinsurance we provide and have a material adverse effect on our business, financial condition, liquidity and results of operations.

     RAM Re currently has a financial strength rating of “A+” by Standard & Poor’s, with a negative outlook as a result of a downgrade on September 24, 2008, and a financial strength rating of “A3” by Moody’s, on review for downgrade as a result of a downgrade on August 7, 2008. These downgrades negatively affect the value of our reinsurance to the extent of any decreased rating agency credit for our reinsurance. For example, as a result of the downgrade from “AAA” to “A,” there is a 50% decrease in the credit the AAA-rated financial guarantors receive from ceding business to us based on Standard & Poor’s model. In addition to potential negative effects on future business, a downgrade of the ratings assigned to RAM Re by either rating agency may harm our competitive position in the reinsurance industry if higher rated insurers or reinsurers compete in providing reinsurance. As a result of the downgrade of our ratings, unless rating agency capital credit is maintained or restored within a cure period, the primary insurers have the right to increase the applicable ceding commission, which is the commission paid to a primary insurer by a reinsurer based on the amount of the premiums ceded, payable by us on our unearned premium and future ceded premiums. The amount of the increase in ceding commissions, if any, is based on the decrease in rating agency credit provided by our reinsurance. While Standard & Poor’s has published a matrix for reinsurance credit based on the rating of the primary as well as the reinsurer (see “Business – Rating Agencies” in our Annual Report on Form 10-K), Moody’s has not published such a matrix and therefore we do not yet know the amount of the ceding commission increases, if any, resulting from the downgrade of our ratings by Moody’s. Alternatively, as a result of the downgrade of our ratings, the primaries have the right to terminate their treaties with us and recapture their existing business with us. In some cases, the primaries may have the right to select specific years of business written to recapture, and a decision by a primary to recapture, for example, all business written prior to 2006 could have a material adverse effect on us because of the projected losses associated with the business written in the last two years. The further downgrade of RAM Re’s ratings, or a decrease in the credit given for our reinsurance could have a material adverse effect on our business, financial condition, liquidity and results of operations. Financial strength ratings do not refer to RAM Re’s ability to meet non-reinsurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security. We cannot assure you that any of RAM Re’s current financial strength ratings will remain in effect for any given period of time or that a rating will not be further downgraded by a rating agency.

     We depend on two primary insurers to provide us with all of our new business written, and if these insurers cease reinsuring with us and we do not secure additional sources of new business, we may not be able to continue underwriting business.

     We currently depend on our treaties with Assured Guaranty and Financial Security Assurance for new business and we have reinsured only a modest amount of business under these treaties in 2008. A significant reduction in the amount of reinsurance ceded by either of these customers, or a decision by these customers to discontinue ceding business to us, could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that the volume of insurance written by Assured Guaranty and Financial Security Assurance has been negatively affected by Moody’s action on July 22, 2008, of putting their Aaa ratings on review for downgrade. Further, as a result of the downgrade of our ratings, Assured Guaranty and Financial Security Assurance have the right to terminate their treaties with us. A number of factors could cause a further reduction in our business with our two remaining customers, including a further reduction in the amount of business written by these primary insurers, or one or both primary insurers ceasing to write new business, including as a result of downgrades of the primary insurers and recent market dislocation, the adverse rating actions with respect to the financial strength rating of RAM Re, increased participation by one or more of the primary insurers in financial guaranty reinsurance through strategic alliances or otherwise, the greater use of other forms of credit enhancements or transaction structures as an alternative to traditional financial guaranty reinsurance or higher retention levels by a primary insurer. If either of our two remaining customers were to cease or substantially decrease ceding business to us we may not be able to replace the lost business. On November 14, 2008 Assured Guaranty Ltd. ("Assured"), the parent holding company of RAM Re’s customer Assured Guaranty, announced that it has reached a definitive agreement with Dexia SA ("Dexia") to purchase Financial Security Assurance Holdings Ltd. ("FSA"), the parent of financial guaranty insurance company, Financial Security Assurance, Inc, RAM Re’s other customer. The transaction, is subject to approval by Assured's shareholders, regulatory approvals and is contingent on confirmation from Standard & Poor's, Moody's Investors Services and Fitch Ratings that the acquisition of FSA would not have a negative impact on Assured's or FSA's financial strength ratings. Assured announced that the transaction is expected to close in the first quarter 2009. The proposed transaction could have a material adverse effect on RAM Re if it results in these customers recapturing their previously ceded business from RAM Re or ceasing to reinsure further business with RAM Re. If we do not secure additional sources of business, either from the primary financial guarantors or new sources, we may go into “run off.” Run-off means that we continue to earn premiums and pay claims on our existing insured portfolio until the expiration, termination or recapture of the policies but we do not write any new business. To the extent the unearned premium reserve is depleted over a sustained period of time or recaptured in run-off, the absence of new premiums written it could have a material adverse effect on our business, financial condition, liquidity and results of operations.

     If we are unable to renew our existing treaties with our customers, our business, financial condition, liquidity and results of operations could be adversely affected.

     Our quota share reinsurance treaties with Assured Guaranty and Financial Security Assurance, our two remaining primary insurer customers, are each for a term of one year and provide that they may be terminated, on a run-off basis, by either party upon notice to the other on or after the term ends. Each quota share reinsurance treaty may also be terminated upon the occurrence of certain events, such as a downgrade of our financial strength rating, which has now occurred, prior to the expiration of its term. In the ordinary course of business and consistent with the practice within the financial guaranty reinsurance industry, our customers typically will send us a notice of termination of their quota share reinsurance treaty prior to the expiration of its annual term. In most cases, we then negotiate renewal terms for the treaty with the customer. While we generally have been able to renew our existing quota share reinsurance treaties annually, we cannot assure you that our two remaining customers will renew their quota share reinsurance treaties with us or that the terms on which any treaty is renewed will be as favorable to us. See above regarding a proposed combination of these two customers. Any such failure to maintain our relationship with existing treaty customers or failure to negotiate favorable treaty terms could have a material adverse effect on our business, financial condition, liquidity and results of operations..

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

     On January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurement” (“FAS 157”). FAS 157 requires RAM to adjust the estimated fair values of its derivative liabilities to incorporate the Company’s own non-performance risk. As a result, RAM applies a discount (see Note 12 in our interim consolidated financial statements contained elsewhere herein), in estimating the fair value of its credit derivative liability. The effect of the Company’s discount for its own credit risk on fair value can vary widely from period to period dependent largely on the perception of RAM as a counterparty and may contribute further to volatility in the Company’s earnings. For example, a gross unrealized loss on credit derivatives due to widening of credit spreads may be partially offset or result in a net unrealized gain after applying the discount for a period in which RAM’s credit-worthiness is perceived to have deteriorated. Conversely, a gross unrealized gain on credit derivatives may become a net unrealized loss after applying the discount for a period in which RAM’s credit-worthiness is perceived to have improved.

     Demand for financial guaranty insurance could further decline if investors’ confidence in financial guarantor financial strength further declines or as a result of further downgrades of the financial guarantors.

     The perceived financial strength of financial guaranty insurers affects demand for financial guarantee insurance. Recently, all financial guarantee insurers, other than new entrant Berkshire Hathaway Assurance, have had their insurer financial strength ratings downgraded or placed on review for a possible downgrade and/or have had their outlooks changed to “negative,” which is contributing to the recent decline in the demand for financial guaranty insurance generally. As a result, the demand for financial guaranty insurance has decreased substantially so far in 2008 industry-wide. U.S. public finance volume fell just 2% from $323 billion through the first three quarters of 2007 to $317 billion in the first three quarters of 2008. The portion of the U.S. public finance market that is insured, however, has been steadily falling throughout 2008. The portion of the U.S. public finance market that is insured for the first three quarters of 2008 was 26.7%, 21.8% and 12.8% . In the 3rd quarter of 2007, the portion of the U.S. public finance market that is insured was 50.1% . The structured finance and international market volume has been negligible in 2008. Following an announcement on August 6, 2008 by Financial Security Assurance, we believe that Assured Guaranty is the only primary continuing to insure structured finance transactions. If any of the remaining three AAA-rated financial guaranty insurers has its insurer financial strength rating downgraded, if the reliability of one or more of the rating agency capital models is further questioned or if the financial guaranty industry suffers for some other reason, deterioration in investors’ confidence, demand for financial guarantee insurance, and correspondingly demand for financial guaranty reinsurance, would be further reduced significantly. Any such reduction in demand could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

      On May 23, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB statement No.163 “Accounting for Financial Guarantee Insurance Contracts” (“FAS 163”). FAS 163 clarifies how FASB Statement No.60 “Accounting and reporting by Insurance Enterprises” applies to financial guarantee insurance contracts. FAS 163 is focused on the recognition and measurement of premium revenue and claims liabilities, along with additional disclosure requirements for financial guarantee contracts. The significant elements of the standard are as follows:

1.	Premium revenue will be recognized as a function of the amount of insurance protection provided over the contract term.

2.	The standard requires that the present value of installment premiums due pursuant to the terms of a financial guarantee insurance contract be recognized at inception of the contract as unearned premiums and premiums receivable, which is inconsistent with current industry accounting practice.

3.	A claim liability will be established on a financial guarantee contract when the probability weighted net present value of an expected claim loss is estimated to exceed the related unearned premium revenue. Provision of unallocated reserves is not permitted under the standard.

4.	Additional disclosures will be required on financial guarantee contracts, the accounting and risk management activities used to evaluate credit deterioration in the Company’s insured obligations and surveillance lists.

FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, with the exception of certain risk management disclosures which are effective for the first period beginning after issuance of FAS 163 (i.e. the Company’s September 30, 2008 interim financial statements). Early application is not permitted. The standard does not apply to derivatives. The Company is currently assessing the potential impact, which could be material, of applying FAS 163 and at this time is unable to quantify the effect of the adoption of this standard.

     Regulatory change could adversely affect the primaries’ ability to enter into future business

     The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws and legal precedents affecting asset-backed and municipal obligations, as well as changes in those laws. Failure to comply with applicable laws and regulations could expose us and the primary insurers to fines, the loss of insurance licenses, and the inability to engage in certain business activity. In addition, future legislative, regulatory or judicial changes could adversely affect the primaries’ ability to pursue their business, thereby materially impacting our business, financial condition, liquidity and results of operations. For example, the New York State Insurance Department has issued a circular letter and proposed amendments to Article 69, the New York Statute governing financial guaranty insurance that may restrict the types of business the financial guaranty companies conduct in the future. In addition, legislation has been proposed to require federal oversight of bond insurers and to require rating agencies to rate municipal bonds on the same scale as corporate securities.

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

      RAM has $432.2 million in trust accounts for the benefit of its ceding companies at September 30, 2008. See Note 5 in our interim consolidated financial statements contained elsewhere herein. RAM is required to fund each trust account with an amount equal to the loss reserves, unearned premium reserves and contingency reserves ceded by applicable primary insurer. Contingency reserves are calculated by formula under applicable state law and are not equal to RAM’s unallocated reserves. The primaries have the right to require RAM to adjust the amounts in the trust accounts on a quarterly basis but typically only request adjustment on an annual basis. To the extent that ceded loss reserves increase, the primary has the right to require RAM to increase the amount retained in the trust account. As such, increased ceded losses could eventually deplete RAM’s cash available for its operations. To the extent a primary ceases writing new business and RAM earns the applicable unearned premium, or to the extent RAM pays claims with respect to which loss reserves were ceded, the amount required to be maintained in the trust account will decrease and RAM may request that any excess over the required amount be returned to RAM. However, when RAM is required to pay a claim, the amount of the claim payment is either deducted from the premium paid by the primary to RAM or paid by RAM out of its own available funds not held in trust. RAM needs the consent of the applicable primary to withdraw funds from the trust accounts, and to date the primaries have not permitted RAM to withdraw amounts from the trust accounts to pay claims. Consequently, the amounts held in trust have not been available for claims payments and are not otherwise available to RAM without the consent of the primary, decreasing RAM’s liquidity.

     If the current difficult conditions in the national and world-wide financial markets continue for an extended period or intensify, our business, financial condition, liquidity, results of operations and share price may be adversely affected.

      The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession. These conditions may adversely affect our business, financial condition, liquidity, results of operations and profitability, investment portfolio, cash flow, statutory capital and share price.

      The deterioration in the residential mortgage sector that has affected the RMBS and ABS CDOs we reinsure could migrate to other sectors and affect other types of securities we reinsure. In particular, the structured finance securities backed by commercial mortgages (CMBS) reinsured by the Company are subject to ratings downgrade risk in the event that general economic performance continues to decline. In the event that the CMBS portfolio is downgraded, the capital requirements for the portfolio could increase materially and impact the Company’s ratings at that time. In light of the current economic environment, we believe the risk of a severe and prolonged recession has increased. In such event, the performance of the underlying commercial mortgages in the CMBS portfolio may be materially adversely affected. In the event that loan level losses exceed the loss coverage in our CMBS securities, the Company could incur material losses.

      Issuers or borrowers whose securities or loans we hold in our investment portfolio may default on their obligations due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Additionally the underlying assets supporting structured securities may deteriorate causing those securities to incur losses.

      The Company’s access to funds under its contingent capital facilities is dependent on the ability of the banks to meet their funding commitments. Those banks may not be able to meet their funding commitments to the Company if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from the Company and other borrowers within a short period of time. In addition, consolidation of financial institutions could lead to an increased credit risk.

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

RAM Holdings Ltd.(Registrant)

Dated: November 17, 2008	By:	/S/ Edward U. Gilpin

Edward U. Gilpin
Chief Financial Officer
and Duly Authorized Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Commutation Agreement, dated July 25, 2008, by and between RAM Reinsurance Company Ltd. And XL Financial Assurance Ltd. (incorporated by reference to Exhibit 10.1 of the Registrants current report on Form 8-K, dated July 29, 2008).

10.2	Amended and Restated Employment Agreement, between the Registrant and Vernon M. Endo (incorporated by reference to Exhibit 10.1 of the Registrants current report on Form 8-K dated November 17, 2008).

10.3	Amended and Restated Employment Agreement, between the Registrant and Edward U. Gilpin (incorporated by reference to Exhibit 10.2 of the Registrants current report on Form 8-K dated November 17, 2008).

10.4	Amended and Restated Employment Agreement, between the Registrant and David K. Steel (incorporated by reference to Exhibit 10.3 of the Registrants current report on Form 8-K dated November 17, 2008).

10.5	Amended and Restated Employment Agreement, between the Registrant and James P. Gerry (incorporated by reference to Exhibit 10.4 of the Registrants current report on Form 8-K dated November 17, 2008).

10.6	Amended and Restated Employment Agreement, between the Registrant and Victoria W. Guest (incorporated by reference to Exhibit 10.5 of the Registrants current report on Form 8-K dated November 17, 2008).

10.7	Amended and Restated 2000 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.6 of the Registrants current report on Form 8-K dated November 17, 2008).

10.8	Amended and Restated 2006 Equity Plan (incorporated by reference to Exhibit 10.7 of the Registrants current report on Form 8-K dated November 17, 2008).

10.9	Form of RAM Holdings Ltd. Share Option Award Agreement for Employees (incorporated by reference to Exhibit 10.8 of the Registrants current report on Form 8-K dated November 17, 2008).

10.10	Form of RAM Holdings Ltd. Share Option Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.9 of the Registrants current report on Form 8-K dated November 17, 2008).

10.11	Form of RAM Holdings Ltd. Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.10 of the Registrants current report on Form 8-K dated November 17, 2008).

10.12	Form of RAM Holdings Ltd. Restricted Share Unit Award Agreement [Annual Bonus Award] (incorporated by reference to Exhibit 10.11 of the Registrants current report on Form 8-K dated November 17, 2008).

31 .1	Certification of the Chief Executive Officer of RAM Holdings Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 .2	Certification of the Chief Financial Officer of RAM Holdings Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.