Form 10-K
period 2008-12-31
RAM Holdings Ltd.
filed 2009-04-15
CIK 1352713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the transition period from to

Commission file number
0001-352713

RAM HOLDINGS LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

RAM Re House	HM 12
46 Reid Street	(Zip code)
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of voting and non-voting shares held by non-affiliates of the registrant as of the close of business on June 30, 2008 was $17,417,297 (based upon the closing price of the registrant’s shares on the NASDAQ Global Market on that date, which was $1.00). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the registrant were deemed to be Common Shares held by affiliates.

          As of April 13, 2009, 27,282,579 Common Shares, par value $0.10 per share were outstanding.

Documents Incorporated By Reference

None

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” below and the following:

•	recapture of business by customers with whom we have a concentration of our reinsurance in force;

•	the adverse developments in the housing and credit markets that began in mid 2007 and have continued through the date of this report and credit risk;

•	inability to access capital on acceptable terms or at all;

•

more severe losses or more frequent losses associated with our reinsurance products or changes in our assumptions used to estimate loss reserves and unrealized (losses) gains on derivative financial instruments;

•	income taxes, including our ability to write reinsurance business through Bermuda or other similarly tax-efficient jurisdictions;

•	timing of cash flows including, principally, receipt of premium and timing of loss payments;

•	developments in the world’s financial and capital markets that adversely affect our loss experience, our unrealized (losses) gains on derivative financial instruments or our investment returns;

•	further downgrades of the financial strength ratings of RAM Re by Standard & Poor’s;

•	changes in ratings methodology by Standard & Poor’s;

•	inability to execute our business strategy;

•	changes in regulation or tax laws applicable to us, our subsidiaries or customers;

•	our ability to retain qualified management and other personnel;

•	contract cancellations;

•	effects of mergers, acquisitions, amalgamations and divestitures;

•	changes in accounting policies or practices; and

•	changes in general economic conditions, including inflation, credit, foreign currency environment, interest rates and other factors.

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this annual report on Form 10-K. We undertake no obligation publicly to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those we projected. Any forward-looking statements you read in this Form 10-K reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our business, operations, results of operations, financial condition, strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or to individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Form 10-K which could cause actual results to differ before making an investment decision.

Part I

Item 1.	Business

Our Company

          RAM Holdings Ltd. is a Bermuda-based holding company that provides, through its operating subsidiary, RAM Reinsurance Ltd., financial guaranty reinsurance for public finance and structured finance obligations that are insured by the primary monoline financial guaranty insurers, which we refer to as the “primaries” or “ceding companies”. Both RAM and RAM Re were incorporated in Bermuda in January 1998 and all of our operations and business are located and transacted in Bermuda. In this Form 10-K, references to “RAM,”, “RAM Holdings”, the “Company,” “we,” “us” or “our” refer to RAM Holdings Ltd. and references to “RAM Re” refer solely to RAM Reinsurance Company Ltd.

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

Recent developments

          The unprecedented deterioration in the U.S. housing market since the latter half of 2007 and the resulting lack of liquidity in the capital markets has had a substantial adverse impact on the financial guaranty industry generally and the Company in particular. Such effects are discussed further under “Customers”, “Pricing”, “Products”, “Rating Agencies” and “Competition in the Financial Guaranty Reinsurance Market”. Since AAA/Aaa ratings are critical to the primary companies’ business model, rating agency downgrades of the seven historical primary companies to below AAA/Aaa, as well as investor concern regarding their capital adequacy, have severely limited the volume of new financial guaranty insurance business written in 2008 and 2009 to date. Currently, no primary insurers are rated AAA/Aaa with a stable outlook. Two primary companies have announced their intention to use existing subsidiaries to write new public finance business only and other potential new entrants have been announced. It is uncertain whether the new entrants will achieve ratings and franchise value required for market acceptance in the near term and whether the primary financial guaranty market will return to the level of business volume of prior years.

          Our business model through 2008 was predicated upon providing our customers with capital credit from the rating agencies by means of our financial strength ratings, capital credit from regulators by means of trust accounts we established for the benefit of our customers regulated in the United States (“U.S.”) and risk transfer. Our ratings have been downgraded from AAA to A+ by Standard & Poor’s Ratings Services (“Standard and Poor’s” or “S&P”) and from Aa3 to Baa3 by Moody’s Investors Service (“Moody’s”) (see “Rating Agencies”). We requested withdrawal of our Moody’s rating on March 17, 2009. As a result of these adverse developments referenced above and the downgrades of our ratings, we wrote only a modest amount of new financial guaranty reinsurance business in 2008 and have not written any new financial guaranty business to date in 2009. The discussion of our business in Item 1 of this Annual Report on Form 10-K concerns our business operations during 2008 and prior unless otherwise noted.

Our business strategy

          In response to the economic and rating events referenced above, we are continuing efforts that we began in 2008 to reduce the volatility of our insured portfolio and evaluate our business model:

•

Reducing our insured risk exposure: We commuted our entire insured portfolio assumed from Syncora Guaranty Re Ltd. and MBIA, effective July 25, 2008 and November 30, 2008, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of operations: Net income - Commutations”. As a result of these commutations, we reduced our exposure as follows:

▪

Total 2005–2007 vintage US RMBS was reduced by $733.4 million par outstanding consisting of $609.2 million of second-lien RMBS (HELOCs and Closed-End Seconds) and $124.2 million of first-lien RMBS. As a percent of outstanding par at December 31, 2007, the commuted amounts represent 35.4% of total 2005-2007 vintage US RMBS, 50.7% of second-lien RMBS, and 14.3% of first-lien RMBS, respectively.

▪

Total ABS CDO par outstanding, predominantly 2005-2007 vintages, was reduced by $1,149.9 million. As a percent of outstanding par at December 31, 2007, the commuted amount represents 81.6% of total ABS CDOs.

We commuted our entire insured portfolio assumed from Ambac Assurance Corporation effective April 8, 2009. See Note 27, “Subsequent Events,” in the notes to our consolidated financial statements. We are pursuing further commutations in cases where they can be negotiated at acceptable prices. In addition, we are pursuing legal actions against our ceding companies in cases where we dispute the validity of cessions made under our treaties or ceded losses.

•

Capital preservation and evaluation: We reduced our new business growth in 2008 and have not written any business to date in 2009. We are evaluating our capital position in light of ongoing deterioration in the credit markets to determine whether we have sufficient capital in excess of that required to pay claims and other obligations under various stress scenarios to pursue opportunities to deleverage our capital structure by repurchasing our outstanding securities and, in the longer term, new business opportunities.

•

Reducing expenses: In order to reduce our expenses, we are actively considering whether to de-list our common shares from trading on NASDAQ and de-register our securities under the Securities Exchange Act of 1934 as promptly as possible after the filing of this annual report on Form 10-K. If we de-list and de-register, we would no longer file annual, quarterly and current reports or proxy statements with the U.S. Securities and Exchange Commission. We estimate that these actions will reduce our expenses by at least $2 million per year, although the full effect of this cost savings is not expected until 2010. We also requested on March 17, 2009 that Moody’s withdraw our financial strength rating, which will result in our no longer paying an annual fee to Moody’s. We are also evaluating other measures to reduce expenses.

          If RAM requests delisting from the NASDAQ Global Market, RAM will seek approval for the Bermuda Stock Exchange to become its primary listing. In addition, if RAM requests delisting from the NASDAQ Global Market, RAM believes that RAM Holdings’ common shares will qualify for trading on the Pink Sheets for as long as market makers determine to make a market in its common shares.

          We are not seeking to write any new business in the near term, although we believe that if we are successful in the strategic measures set forth above, it will improve our position to potentially write new business in the future. We continue to evaluate our business model and may pursue a different set of strategies in the future. There can be no assurance that the strategies that have been implemented or that will be pursued in the future in connection with this evaluation will improve our business, financial condition, liquidity or results of operations or will not have a material adverse effect on the Company. Because we are not writing any new business, our Board may consider strategic options or determine to wind down the Company. See Item IA. Risk Factors - “We are not seeking to write any new business in the near term, and the lack of new premiums written could have a material adverse effect on our business, financial condition, liquidity and results of operations;” “We may not be able to execute our business strategy or any other strategic alternatives the Board may determine to pursue;” and “If RAM is unable to execute its business strategy or other strategic alternatives, the Board of Directors of RAM may determine that the best course of action would be to commence an orderly winding up and liquidation of RAM Re’s operations over some period of time that is not currently determinable.”

Customers

          Our customers through December 31, 2007 were the primary monoline financial guaranty insurers and related reinsurers, namely Ambac Assurance Corporation, or Ambac, Assured Guaranty Corp., or Assured Guaranty, CIFG IXIS Financial Guaranty North America, Inc., or CIFG, Financial Guaranty Insurance Company, or FGIC, Financial Security Assurance Inc., or FSA, MBIA Insurance Corporation, or MBIA, and Syncora Guaranty Re Ltd. (formerly XL Financial Assurance Ltd. or “XLFA”) and Syncora Guaranty Inc. (formerly XL Capital Assurance Inc.), the financial guaranty reinsurance and insurance subsidiaries, respectively, of Syncora Holdings Ltd. (formerly Security Capital Assurance Ltd.).

          In 2008, we renewed our treaty reinsurance agreements with Assured Guaranty and FSA, but cancelled or did not renew our treaty reinsurance agreements with our other customers, because they were not writing significant amounts of new business due to the downgrades discussed more fully below. During 2008, Assured Guaranty and FSA accounted for substantially all of the new business written in the primary market and substantially all of the new business assumed by us under our treaties. Assured Guaranty expects to close a proposed acquisition of FSA in the second quarter of 2009. We have not renewed our reinsurance treaties with any of the primaries in 2009. This means that we do not expect to write any financial guaranty reinsurance in the current year but this does not reduce our in-force business, unless the business is commuted or recaptured by the primaries.

          We commuted our entire insured portfolio assumed from XLFA and MBIA effective July 25, 2008 and November 30, 2008, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of operations: Net income - Commutations”. As a result, substantially all of our insured portfolio outstanding as of December 31, 2008 consists of business assumed from Ambac, Assured Guaranty, FGIC, and FSA. Subsequent to year end, effective April 8, 2009, we commuted our insured portfolio from Ambac. See Note 27, “Subsequent Events,” in the notes to our consolidated financial statements. Since our downgrade below AA/Aa in 2008, our customers generally have the right to recapture all of their business with us without “cherry picking”, but none of them have exercised this right to date. See “Rating Agencies.”

          Prior to the fall of 2007, all of the primaries were rated AAA/Aaa/AAA by S&P, Moody’s and Fitch. Of the seven primaries, MBIA, FSA, FGIC and Ambac represented a majority of the financial guaranty industry’s capitalization and insurance in force through December 31, 2007. In the fall of 2007, the rating agencies began to review the capital adequacy of each of the primaries as a result of their exposure to residential mortgages in structured finance products. As has been widely reported, residential mortgages have experienced high levels of delinquencies and defaults in 2007 and 2008, which are expected to continue through 2009. Since commencing their reviews, the rating agencies have downgraded the ratings of all of the primaries. As of April 13, 2009, the status of the primaries’ ratings is as follows:

Company	S&P	Moody’s

Ambac	A (Negative)	Ba3 (Outlook Developing)
Assured Guaranty	AAA (Stable)	Aa2 (Stable)
Berkshire Assurance	AAA (Negative)	Aa1 (Stable)
CIFG	BB (Developing)	Ba3 (Developing)
FGIC	CCC (Negative)	Caa3 (Negative)
FSA	AAA (Watch Negative)	Aa3 (Developing)
MBIA	BBB+ (Negative)	B3 (Developing)
National*	AA- (Watch Developing)	Baa 1 (Rating under review – Upgrade)
Syncora	CC (Negative)	Ca (Developing)

* MBIA announced a restructuring on February 18, 2009, pursuant to which it established a separate public finance bond insurance company, MBIA Insurance Corp of Illinois, which is expected to be renamed National Public Finance Guarantee Corporation, or “National.”

          Ratings are an essential part of the primaries’ ability to provide credit enhancement and to compete in the financial guaranty business. To date, a triple-A rating from at least one rating agency has been necessary to provide credit enhancement to most municipal public finance obligations and provides a competitive advantage in providing credit enhancement to structured finance obligations. The triple-A ratings of Assured Guaranty and FSA have been affirmed by two out of three rating agencies. None of the remaining primaries is rated triple-A by any rating agencies except for Berkshire Assurance. Based on public reports, only Assured Guaranty and FSA wrote more than a minimal amount of new business in the primary market in 2008.

          The primaries have responded to the ratings downgrades that occurred in 2008 in various ways, including restructuring their businesses. On February 18, 2009, MBIA announced a restructuring pursuant to which it established a separate public finance bond insurance company, MBIA Insurance Corp of Illinois, which is expected to be renamed National Public Finance Guarantee Corporation, or “National.” National has not received a triple-A rating, but MBIA has announced its intent to capitalize National in excess of the level historically required for a triple-A rating. In the fall of 2008, Ambac announced a similar plan to capitalize an existing subsidiary to be renamed “Everspan” to insure public finance transactions. On February 25, 2009, Ambac announced that they are still working with regulators and rating agencies and hope to write business in the second quarter of 2009. Assured Guaranty announced that they expect to close a proposed acquisition of FSA in the second quarter of 2009. The remaining primaries have not announced plans to restore their ratings or write new business. In light of the ongoing nature of ratings actions and announcements by the rating agencies, you should review announcements by the rating agencies and the websites of the rating agencies for the then current publicly available information. However, the information in these announcements and on those websites does not constitute a part of this annual report on Form 10-K.

          Through December 31, 2007, the primaries insured both public finance and structured finance obligations covering both U.S. and non-U.S. exposures. Since December 31, 2007, only Assured Guaranty has insured more than a minimal amount of structured finance obligations as the remainder of the primaries elected to temporarily suspend or cease writing insurance for structured finance obligations. Financial guaranty policies require the insurer, pursuant to an unconditional and irrevocable guarantee, to pay principal and interest as they become due under an insured obligation in the event of a default by the issuer. A financial guaranty insurance policy enhances the credit of an insured obligation or issue because, in addition to the issuer’s obligation to repay debt, the insurer stands ready to make payments should a default occur. Insured obligations attain the benefit of the rating of the primary (which is generally higher than or equal to the underlying rating of the uninsured obligations) and this, in turn, usually results in lower financing costs for issuers as well as improved liquidity of insured debt. However, as a result of the downgrades by the rating agencies since the fall of 2007, obligations guaranteed by the primaries have experienced significantly greater price volatility and reduced liquidity, thereby reducing the benefits of the insurance noted above.

          The primaries use reinsurance for a variety of reasons, including to increase their capacity to write business, assist in meeting applicable regulatory and rating agency requirements, in particular those applying to single risk and risk concentration limits, and for broader risk management purposes. The size and growth of the financial guaranty reinsurance market depends on the size of the primary insurance market and the percentage of aggregate risk that the primaries cede to the reinsurers. The ceded percentage can vary due to the availability of capacity from qualified reinsurers; risk retention limits imposed on primaries by regulatory, rating agency and other considerations; the amount of capital credit given to primaries by regulators and rating agencies as a result of ceded reinsurance; and the price and availability of substitute highly-rated capital markets or credit facilities. We do not expect a significant market for financial guaranty reinsurance to resume unless and until the primaries stabilize their franchises and increase their new business production substantially.

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

          During 2008, substantially all of our new business was assumed under reinsurance treaties in place with two primary insurers, FSA and Assured Guaranty. Business ceded pursuant to reinsurance treaties has historically constituted substantially all of our new business written. We no longer have any treaties in place under which the primaries are required to cede us new business and we are not seeking to write new business on a facultative basis in the near term.

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

          Reductions in housing prices and increasing delinquencies of subprime mortgage loans caused related credit spreads to widen dramatically by the end of the third quarter of 2007. In addition, the banking sector began reporting significant unrealized fair value losses related to their holdings of credit derivatives backed primarily by subprime residential mortgages loans. In the fall of 2007, the rating agencies began a review of the capital adequacy of the financial guaranty industry because of its significant exposure to U.S. residential mortgages loans. See “Customers” above. Distress in the current credit environment has produced credit spread widening beyond U.S. subprime mortgage loans. We benefitted from increased premium rates obtained by our remaining customers in 2008, but we wrote only a modest amount of new business in 2008 and have not written any new business in 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business operations.”

Products

          RAM operated a single reportable segment in 2008, financial guarantee reinsurance, in which we generated business in two primary product lines, public finance and structured finance. The public finance, or municipal, obligations that we reinsured included primary policies that cover tax-exempt and taxable indebtedness issued by public entities including states, counties, cities, utility districts and other political subdivisions, airports, higher education and hospital facilities, and similar obligations issued by private entities that finance projects serving a substantial public purpose. The structured finance and asset-backed obligations covered by policies that we reinsured included securities that are payable from or which are tied to the performance of a specified pool of assets, such as residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables, equipment, aircraft and property leases. Within the structured finance product line of business, we reinsured certain credit derivative transactions that are considered an extension of customary financial guaranty business. Both public finance and structured finance obligations are originated in the U.S. and internationally. During 2008, we reinsured public finance net par of $3.0 billion and structured finance net par of $2.4 billion.

Our gross written premiums by product line are set forth below:

	Twelve months ended December 31,

Gross Premiums Written	2008	2007	2006

	(Dollars in millions)
Public Finance	$24.0	$73.1	$48.4
Structured Finance	22.8	25.4	24.8
Premiums returned on commutations	(58.0)	—	—

Total	$(11.2)	$98.5	$73.2

RAM Assumed Portfolio (Portfolio of Reinsured Exposure)

          At December 31, 2008, the net par amount outstanding on RAM’s assumed obligations (obligations reinsured, or assumed, by RAM) was $30.0 billion. Net reinsurance in force, which includes all debt service assumed, totaled $50.7 billion. We report our exposure data on a one-quarter lag due to the timing of receipt of exposure information from our primaries. Exposure data excludes amounts commuted back to MBIA per the Commutation Agreement dated November 30, 2008.

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

          We have not written any credit default swap (“CDS”) contracts on a direct basis, meaning that we have not written any individual International Swaps and Derivatives Association, Inc. (“ISDA”) contracts. However, we have reinsured quota share portions of CDS insured by our ceding companies. Our ceding companies generally do not provide us with payment terms of their insured credit derivatives unless the transaction is on their Watch List. We may also request the payment information on policies but the primaries are not contractually obligated to provide this to us and we have not received complete information from all of the primaries.

          Based on the public reports of our ceding companies, the payment terms of their CDS contracts are generally “pay as you go”, meaning they insure payment of timely interest and ultimate principal or ultimate principal only at final maturity. However, based on these reports, in some cases payment terms are other than “pay as you go.” For example, in some cases payments are required upon settlement of individual referenced collateral losses in excess of policy-specific deductibles and subordination. The deductible or loss threshold is the amount of losses experienced with respect to the underlying or referenced collateral that would be required to occur before a claim against the ceding company’s insurance policy can be made.

          Further, based on the public reports of our ceding companies, their credit derivative transactions are governed by ISDA documentation and operate differently from financial guaranty insurance policies. For example, unlike financial guaranty insurance policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific early termination event, such as insolvency of or failure to pay by the ceding company. If a credit derivative is terminated early, a ceding company could be required to make a mark-to-market payment as determined under the ISDA documentation. We believe our contractual obligation to indemnify the ceding companies for losses under our reinsurance contracts only extends to defaults in the underlying transaction covered by the ISDA documentation and not defaults by the primary company or its affiliates under the ISDA documentation.

          In determining the timing and terms of potential payments under our insured credit derivatives, all of our insured credit derivatives are “pay as you go,” unless the transaction is on our Watch List and the ceding company states that the insured credit derivatives have different payment terms. As of the date of this report, none of the insured credit derivatives on our Watch List have payment terms other than “pay as you go” except as set forth under “Business – Surveillance Process and Watch List”. We believe that defaults are probable only with respect to policies in category 4 of our Watch List, and because we know the payment terms of these transactions, our liquidity risk is mitigated. However, we are at risk of unanticipated loss payments under insured credit derivative policies that are not on our Watch List. Such an unanticipated payment could have an adverse effect on our liquidity. If an unexpected loss were to arise, we have a highly liquid and short duration investment portfolio in place to handle any unanticipated losses. See Item IA – Risk Factors “Some of our direct financial guaranty products may be riskier than traditional financial guaranty insurance.”

          We believe the primaries wrote insurance on credit derivative transactions only for obligations with high levels of subordination and credit enhancement at the time they were underwritten (for example, most of the credit derivative transactions that have been reinsured by RAM had underlying ratings of triple-A before they were insured), but such transactions may experience defaults that exceed expectations based on historical data, particularly in the case of transactions with U.S. residential mortgage loan collateral.

          RAM’s portfolio of reinsured obligations is diversified in terms of revenue source, type of assets insured, industry concentrations, type of bond and geographic area.

          Within the public finance product line, we reinsured municipal bonds that are typically supported by taxes, assessments, fees or tariffs related to use of projects, lease payments, or similar types of revenue streams. This product line also includes privately issued bonds used for financing public purpose projects, which are primarily located outside the U.S., and include toll roads, bridges, public transportation and other infrastructure projects. Although projects of these types are usually financed through issuance of tax-exempt bonds in the U.S., the absence of tax-advantaged financing in non-U.S. jurisdictions as well as other reasons has led to the transfer of many public purpose projects to the private sector. In these cases, the private entities typically operate under a concession agreement with a sponsoring government agency which maintains a level of regulatory oversight and control over the project. In the U.S. public finance market, insurance premiums are paid up-front at the time a policy is issued and premiums are usually established as a percentage of the total principal and interest (debt service or exposure) that is scheduled to become due during the life of insured bonds. Premiums for international policies are based on a percentage of either principal or principal and interest insured and may be collected up-front at policy inception or periodically (e.g., monthly, quarterly, annually). RAM receives premiums on the same basis as they are collected by the ceding company.

          The structured finance obligations that we reinsured are generally secured by or payable from a specific pool of assets having an estimable future cash flow. These obligations are either undivided interests in the related assets or debt obligations collateralized by the related assets. Structured finance obligations are usually structured so that the insured obligations benefit from some form of credit enhancement to cover credit risks, such as over-collateralization, subordination, excess cash flow or first-loss protection. Structured finance transactions are usually structured to insulate investors from the bankruptcy or insolvency of the entity that originated the underlying assets, as well as from the bankruptcy or insolvency of the transaction servicer (the entity which is responsible for collecting cash flows from the asset pool), and to minimize the likelihood of bankruptcy or insolvency of the issuer of the obligation. Premiums for structured finance policies are usually based on a percentage of insured principal and are typically collected periodically from the cash flow generated by underlying assets but in some instances can be collected in a single payment at policy inception.

          The following table sets forth our in-force portfolio net par outstanding as of each of the years indicated, by product line and bond type for transactions issued both in the U.S. and internationally.

(dollars in millions)	Net Par Outstanding of RAM Re (1) As of December 31,

	2008		2007		2006

	Volume	%	Volume	%	Volume	%

US Public Finance
General Obligation and Lease	$6,859	22.9%	$7,964	17.5%	$5,692	18.3%
Tax-backed	2,095	7.0%	2,571	5.7%	2,318	7.4%
Transportation	2,803	9.4%	3,078	6.8%	2,478	8.0%
Healthcare	1,672	5.6%	2,570	5.7%	2,203	7.1%
Utility	3,032	10.1%	3,723	8.2%	2,888	9.3%
Investor-owned utilities	609	2.0%	769	1.7%	570	1.8%
Higher education	639	2.1%	813	1.8%	384	1.2%
Housing	205	0.7%	383	0.8%	359	1.2%
Other	274	0.9%	349	0.8%	145	0.5%

Total Public Finance	$18,190	60.7%	$22,219	49.0%	$17,037	54.7%

US Structured Finance
Commercial ABS (2)	$4,147	13.8%	$9,221	20.3%	$4,700	15.1%
Home equity	527	1.6%	1,786	3.9%	1,415	4.5%
Autos	326	1.1%	608	1.3%	545	1.8%
Mortgage-backed securities	797	2.8%	702	1.6%	274	0.9%
Banks and Other Corporate	15	0.1%	242	0.5%	127	0.4%
Other Consumer ABS	671	2.2%	572	1.3%	358	1.2%

Total Structured Finance	$6,483	21.6%	$13,131	28.9%	$7,420	23.8%

International
Commercial ABS	$2,048	6.8%	$4,141	4.1%	$2,732	8.8%
Autos	2	0.0%	27	0.1%	1	0.0%
Mortgage-backed securities	432	1.4%	833	1.8%	689	2.2%
Other Consumer ABS	47	0.2%	51	0.1%	16	0.1%
Public Finance	1,575	5.3%	3,119	6.9%	2,226	7.2%
Investor-owned utilities and Other	1,180	3.9%	1,873	4.1%	998	3.2%

Total International	$5,284	17.6%	$10,044	22.1%	$6,662	21.4%

Total	$29,957	100.0%	$45,394	100.0%	$31,119	100.0%

(1)

All par outstanding in this table is reported with a one-quarter lag. Data excludes amounts commuted back to MBIA per the Commutation Agreement dated November 30, 2008. Due to rounding, the numbers may not add up to the totals.

(2)	Asset-backed securities (“ABS”).

The following table sets forth our in-force portfolio net exposure outstanding as of each of the years indicated, by product line and bond type for transactions issued both in the U.S. and internationally.

(dollars in millions)	Net Exposure Outstanding of RAM Re (1) As of December 31,

	2008		2007		2006

	Volume	%	Volume	%	Volume	%
US Public Finance
General obligation and Lease	$11,284	22.2%	$13,160	18.3%	$9,228	18.1%
Tax-backed	3,921	7.7%	4,742	6.6%	3,912	7.7%
Transportation	4,942	9.7%	5,799	8.1%	4,592	9.0%
Healthcare	3,179	6.3%	4,885	6.8%	4,168	8.2%
Utility	5,490	10.8%	6,586	9.2%	4,927	9.7%
Investor-owned utilities	1,338	2.6%	1,601	2.2%	1,126	2.2%
Higher education	1,123	2.2%	1,482	2.1%	691	1.4%
Housing	411	0.8%	790	1.1%	736	1.5%
Other	834	1.6%	984	1.4%	313	0.6%
Total Public Finance	$32,522	64.1%	$40,028	55.7%	$29,693	58.3%

US Structured Finance
Commercial ABS (2)	$5,475	10.8%	$11,296	15.7%	$7,188	14.1%
Home equity	606	1.1%	2,013	2.8%	1,634	3.2%
Autos	371	0.7%	663	0.9%	587	1.2%
Mortgage-backed securities	915	1.9%	770	1.1%	314	0.6%
Banks and Other Corporate	16	0.0%	249	0.3%	138	0.3%
Other Consumer ABS	1,385	2.7%	996	1.4%	652	1.3%
Total Structured Finance	$8,768	17.3%	$15,987	22.2%	$10,513	20.6%

International
Commercial ABS	$2,835	5.6%	4,879	6.8%	3,092	6.1%
Autos	2	0.0%	33	0.1%	1	0.0%
Mortgage-backed securities	518	1.0%	904	1.3%	748	1.5%
Other Consumer ABS	47	0.1%	52	0.1%	17	0.0%
Public Finance	2,977	5.9%	5,650	7.8%	3,840	7.5%
Investor-owned utilities and Other	3,062	6.0%	4,377	6.1%	3,041	6.0%
Total International	$9,441	18.6%	$15,895	22.1%	$10,739	21.1%

Total	$50,731	100%	$71,911	100.0%	$50,944	100.0%

(1)

All exposure outstanding in this table is reported with a one-quarter lag. Data excludes amounts commuted back to MBIA per the Commutation Agreement dated November 30, 2008. Due to rounding, the numbers may not add up to the totals.

(2)	Asset-backed securities (“ABS”).

The following table sets forth the net par amount of our reinsurance business written, for each of the years indicated, by product line and bond type for transactions issued both in the U.S. and internationally.

(dollars in millions)	Net Par Written of RAM Re For the Year Ended December 31,

	2008				2007		2006

	After Commutation		Before Commutation

	Volume	%	Volume	%	Volume	%	Volume	%

US Public Finance
General obligation and Lease	$(439)	4.5%	$803	14.9%	$2,761	15.2%	$873	10.6%
Tax-backed	(326)	3.3%	89	1.6%	483	2.7%	462	5.6%
Transportation	(46)	0.5%	596	11.0%	838	4.6%	208	2.5%
Healthcare	(33)	0.3%	353	6.5%	459	2.5%	446	5.4%
Utility	(306)	3.1%	443	8.2%	1,109	6.1%	387	4.7%
Investor-owned utilities	33	-0.3%	142	2.6%	249	1.4%	62	0.7%
Higher education	(119)	1.2%	98	1.8%	459	2.5%	80	1.0%
Housing	(115)	1.2%	64	1.2%	41	0.2%	41	0.5%
Other	22	-0.2%	52	1.0%	210	1.2%	63	0.8%

Total US Public Finance	$(1,330)	13.6%	$2,640	48.8%	$6,608	36.4%	$2,621	31.8%

US Structured Finance
Commercial ABS	$(4,654)	47.4%	$671	12.4%	$5,254	28.9%	$2,304	27.9%
Home equity	(703)	7.6%	32	0.6%	1,063	5.8%	672	8.1%
Autos	(1)	0.0%	340	6.3%	381	2.1%	299	3.6%
Mortgage-backed securities	(59)	0.2%	147	2.7%	555	3.1%	126	1.5%
Banks and Other Corporate	(63)	0.6%	0	0.0%	127	0.7%	50	0.6%
Other Consumer ABS	189	-1.9%	338	6.2%	283	1.6%	55	0.7%

Total US Structured Finance	$(5,290)	53.9%	$1,529	28.3%	$7,663	42.2%	$3,506	42.5%

International
Asset-backed	$(1,337)	13.6%	$841	15.6%	$2,113	11.6%	$986	12.0%
Public finance	(1,563)	15.9%	340	6.3%	1,026	5.6%	690	8.4%
Investor-owned utilities and Other	(291)	3.0%	57	1.1%	767	4.2%	443	5.4%
Total International	$(3,191)	32.5%	$1,238	22.9%	$3,905	21.4%	$2,119	25.7%

Total	$(9,810)	100.0%	$5,406	100.0%	$18,176	100.0%	$8,246	100.0%

The following table sets forth our in-force portfolio by percent of net par outstanding as of the years indicated by underlying rating assigned by RAM Re.

	RAM Re Percent of Net Par Outstanding (1) As of December 31,

RAM Re Rating	2008	2007	2006

AAA	16.0%	25.3%	18.6%
AA	31.9%	25.6%	25.5%
A	31.9%	28.1%	33.4%
BBB	15.9%	18.3%	21.8%
Below Investment Grade (“BIG”)	4.2%	2.6%	0.8%

Total Percent of Net Par	100.0%	100.0%	100.0%

(1)	Due to rounding, the percentages in the table above may not add up to the totals.

The following table sets forth our in-force portfolio net par outstanding as of the years indicated by geographic distribution.

(dollars in millions)	Net Par Outstanding of RAM Re As of December 31,

	2008		2007		2006

	Volume	%	Volume	%	Volume	%

United States
California	$3,111	10.4%	$3,618	8.0%	$2,300	7.4%
New York	2,161	7.2%	2,652	5.8%	1,841	5.9%
Illinois	1,247	4.2%	1,358	3.0%	1,040	3.3%
Florida	1,201	4.0%	1,559	3.4%	1,345	4.3%
Texas	1,038	3.5%	1,291	2.8%	1,068	3.4%
Massachusetts	815	2.7%	957	2.1%	616	2.0%
Michigan	731	2.4%	707	1.6%	655	2.1%
Pennsylvania	696	2.3%	730	1.6%	620	2.0%
Washington	687	2.3%	785	1.7%	692	2.2%
New Jersey	561	1.9%	794	1.7%	591	1.9%
Other States	6,620	22.1%	8,040	17.7%	6,254	20.1%
Multi-State	5,804	19.4%	12,859	28.3%	7,434	23.9%

US Sub-total	$24,673	82.4%	$35,350	77.9%	$24,456	78.6%

International
United Kingdom	$2,345	7.8%	$3,872	8.5%	$2,098	6.7%
Australia	543	1.8%	1,084	2.4%	625	2.0%
Italy	457	1.5%	660	1.5%	416	1.3%
Canada	180	0.6%	310	0.7%	181	0.6%
Japan	172	0.6%	181	0.4%	104	0.3%
France	95	0.3%	159	0.3%	117	0.4%
Turkey	95	0.3%	175	0.4%	110	0.4%
Austria	77	0.3%	33	0.1%	27	0.1%
Germany	54	0.2%	413	0.9%	432	1.4%
Peru	50	0.2%	50	0.1%	10	0.0%
Other Countries	229	0.8%	756	1.7%	598	1.9%
Multinational	988	3.3%	2,351	5.2%	1,945	6.3%

Int. Sub-total	$5,284	17.6%	$10,044	22.1%	$6,663	21.4%

Total Par	$29,957	100.0%	$45,394	100.0%	$31,119	100.0%

The following table sets forth our ten largest obligor exposures for each of our product lines as of December 31, 2008 by net par outstanding. The table also indicates the country domicile of the transaction and the RAM Re rating assigned to the obligor.

	(dollars in millions)	RAM Re Net Par Outstanding as of December 31, 2008

	Top 10 Largest Public Finance Exposures:	Country	NPO	RAM Re Rating [1]

1	Chicago, IL	US	$274	A+
2	Los Angeles, CA - SD	US	269	AA
3	Washington (State of) - GO/Appropriation	US	264	AA
4	Massachusetts (State of) – GO/Appropriation	US	246	AA
5	Clark County SD, NV - GO	US	236	AA-
6	Port Authority of New York and New Jersey	US	224	AA-
7	Region of Campania	ITA	224	A-
8	Kentucky (State of) – GO/Appropriation	US	211	AA-
9	Puerto Rico Highway & Transportation Authority	US	204	BBB
10	New York City, NY Muni Water Finance Authority	US	200	AA

	Total		$2,354

	Top 10 Largest Structured Finance Exposures:	Country	NPO	RAM Re Rating [1]

1	Market Value CLO	US	$163	AAA
2	Private Residential Mortgage-Backed Securities	GBR	143	AAA
3	National Collegiate Student Loan 2007-3	US	142	BBB-
4	National Collegiate Student Loan 2007-4	US	142	BBB-
5	Telereal Securitisation plc	GBR	122	AA-
6	First-lien Adjustable-Rate Residential Mortgage-Backed Securities	US	117	BIG
7	Pooled Actuarial Insurance Policy Securitization – Reg XXX	US	108	BIG
8	Super Senior Static Emerging Market Sovereign CDO	MULTI	103	AAA
9	Market Value CLO	US	102	AAA
10	High-yield CLO	US	100	AAA

	Total		$1,242

[1]

RAM Re ratings are current as of RAM Re’s ratings review on February 27, 2009. These ratings are assigned by RAM Re based on management’s judgment and taking into consideration the ratings assigned by the primaries and the rating agencies. RAM Re undertakes no obligation to update its ratings, and such ratings do not constitute investment advice.

Underwriting and Risk Management

          RAM maintains various processes and controls intended to develop the portfolio of risks and to monitor and manage credit risk, including formal underwriting guidelines that are administered by RAM’s Credit Committee, comprised of senior management, and reviewed and approved by the Risk Management Committee of the Board of Directors. These guidelines establish, among other things, exposure limits and underwriting criteria for sectors, countries, single risks and servicers.

          The policies that we reinsured were underwritten to a remote-loss standard, which means that at the time a policy on any particular transaction was issued (and when we reinsure it), no losses were expected for the entire term of the policy. Prior to assuming reinsurance exposures from any new primary insurer, we reviewed the operations of the primary insurer to determine adherence by the primary to a remote-loss underwriting standard. In addition to our own views on the quality of the risks we assumed, such investment grade quality standard was independently established by Moody’s and S&P for substantially all of the transactions reinsured. In limited instances, the investment grade standard was only available from one of these two rating agencies or, if the primary insurer deemed the credit to be of high investment grade, from neither rating agency.

          The following discussion of our underwriting guidelines applies to the business we underwrote in 2008 and prior, and would apply to any new financial guaranty business we write in 2009. We are not seeking to write any new business in the near term.

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

          We consider all types of investment grade public finance and structured finance securities for reinsurance, as well as limited types of corporate obligations (primarily obligations of secured investor-owned utilities and short-term bank deposits). We concentrate on selecting those credit sectors and obligations that we believe are fundamentally sound and that provide the most potential for profitability from within the total pool of available obligations in compliance with our underwriting and pricing guidelines, rather than limiting reinsurance activity to specific types of obligations. We seek to avoid any substantial concentration of exposure by specific type of bond, geographic area, issuer or maturity. An essential element of our risk management is that we focus on those primary insurers which, in our opinion, adhere to stringent underwriting guidelines consistent with a triple-A rating or which are triple-A rated. See “Customers” above.

          We seek to limit our exposures to single risks, which generally means obligations of an issuer that are payable from the same revenue stream or are secured by a common pool of assets, based upon an evaluation of the relative level of risk present in the particular reinsured transaction. Our single-risk guidelines therefore apply to the type of transaction being ceded as well as to a transaction’s uninsured rating. As we have executed commutations in 2008 and incurred losses since late 2007, our capital base has been reduced, while our individual single-risk exposures have remained relatively constant1. This has resulted in certain exposures exceeding our internal single-risk limits. Although the rating agencies are not anticipated to treat single-risk exposure as a central issue for our ratings, we continue to manage single-risk exposures in considering commutations and facultative transactions to avoid excess concentration in any single risks.

          We base our single-risk guidelines for public finance transactions on S&P limits, with the highest limits for the lowest risk product lines, such as general obligation bonds and water and sewer transactions. To manage our exposure to risks in large public finance transactions, we maintained a retrocessional facility with a reinsurer under which we were able to cede certain public finance risks that exceed our internal single-risk limits subject to limits by risk categories. This retrocessional agreement does not relieve RAM Re from its obligation to a reinsured. During 2008 we retroceded $1.0 million of premiums written and had $0.5 million premium returned as the underlying policies reinsured by RAM had been commuted. We retroceded $0.8 million and $2.1 million during 2007 and 2006, respectively, of premiums written under this agreement. This retrocessional agreement was terminated on a “run off” basis effective December 31, 2008.

          For structured finance transactions our single-risk guidelines are based upon the S&P capital charge and credit gap methodology, with such capital charges and related credit gaps being further adjusted for bond sector and underlying transaction rating. Our application of that methodology for structured finance transactions, however, typically results in our having retentions that are significantly below the amounts that the S&P methodology would allow without adjustment. In addition to limiting single risks for structured finance transactions, we also seek to limit our aggregate risk to particular originators/servicers. We do this by aggregating our total exposure to originators/servicers and discounting this aggregate exposure by an assumed correlation factor. The result of this calculation is then compared to an aggregate originator/servicer risk limit that is sensitive to the ceded transactions’ underlying ratings. We also limit our RMBS exposures by vintage.

          The substantial majority of our business was ceded pursuant to reinsurance treaties under which we committed to reinsure specified business from a ceding company for a period of time, usually a one-year period. Although we had the ability to exclude certain categories of risk from a treaty, and even certain issues or issuers, we had limited ability to control the individual risk ceded pursuant to the terms of a treaty. In recognition of this, before we entered into a treaty and periodically thereafter, we conducted due diligence on a primary. This included review and assessment of the quality of a primary’s insured portfolio, including ratings, diversification, loss experience, and watch lists; meetings with senior underwriting management to review strategy, practices and controls; review of pricing, capital charges, risk levels, ratings, product line and geographic location of the obligations; and a review of financial strength and profitability. We actively monitor ceded

[1] Some exposures are denominated in foreign currencies, which have appreciated versus the dollar, resulting in an increased single-risk exposure for RAM.

exposures to assess ceded risk and conduct periodic underwriting and surveillance reviews of ceding companies to assure that these meet our expectations.

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

          We maintain a Watch List the purpose of which is to identify those transactions requiring increased monitoring. Transactions on our Watch List are divided into four categories generally based upon the following definitions. Category 1 includes transactions for which performance of the issue or that of an issuance participant is sufficiently below expectations that increased monitoring is required; however, the risk of loss remains remote. Category 2 transactions include those for which performance of an issue or that of an issuance participant is sufficiently below expectations that increased monitoring is required and remedial intervention by the primary insurer is either planned or already in progress. If performance has deteriorated to the point where concerns about the issuer’s continued ability to meet debt service requirements on a timely basis are substantial, such transaction would be classified as a Category 3 transaction. Category 4 transactions include those for which claims or loss adjustment expense payments are likely. Designation of a transaction as Category 4 generally coincides with the establishment of a case-basis loss reserve.

As of December 31, 2008, our Watch List consisted of 208 credits, comprising aggregate par amount outstanding of $2,066.1 million. The par amount of the credits in each category is shown in the table below:

(dollars in millions)	Net Par Outstanding of RAM Re As of December 31,

	2008		2007		2006

	Volume	%	Volume	%	Volume	%

Public finance & Investor-owned utilities
Category 1	$228.4	11.1%	$73.2	3.3%	$138.1	23.8%
Category 2	3.3	0.2%	29.0	1.3%	41.9	7.2%
Category 3	13.3	0.6%	7.8	0.4%	20.9	3.6%
Category 4	130.9	6.3%	52.9	2.4%	15.0	2.6%

Total Public Finance	$375.9	18.2%	$162.9	7.3%	$215.8	37.2%

Structured finance & Non-Investor-owned utilities Corporate
Category 1	$290.7	14.1%	$458.7	20.7%	$295.3	50.9%
Category 2	521.1	25.2%	417.0	18.8%	15.9	2.7%
Category 3	170.6	8.3%	255.6	11.5%	31.8	5.5%
Category 4	707.8	34.3%	923.5	41.6%	21.2	3.6%

Total Structured Finance	$1,690.2	81.8%	$2,054.9	92.7%	$364.2	62.8%

Total	$2,066.1	100.0%	$2,217.8	100.0%	$580.0	100.0%

Total as a % of Total Portfolio Net Par	6.90%		4.89%		1.86%

          In 2008, the par amount of credits on our Watch List decreased by a net $151.7 million, or 6.8%, from $2,217.8 million to $2,066.1 million; however, the significant decrease in outstanding par was due largely to the MBIA commutation. As a percent of our total outstanding portfolio, the par amount on the Watch List increased from 4.89% to 6.90%. Additions to the Watch List consisted primarily of residential mortgage-backed securities (“RMBS”) and student loans.. Additions of 2005 to 2007 vintage RMBS totaled $543.3 million, while additions of student loans totaled $299.4 million.

          As of December 31, 2008, the 2005 to 2007 vintage RMBS on our Watch List primarily consists of securitizations backed by Alt-A first-lien loans (“Alt-A”) amounting to $317.6 million, home equity lines of credit (“HELOCs”) amounting to $236.4 million, closed-end second-lien mortgages (“CES”) amounting to $164.8 million and subprime mortgages of $128.2 million. In Category 4, we currently have $214.5 million of Alt-A, $202.5 million of HELOCs, $94.9 million of CES and $62.1 million of subprime mortgages from the 2005 to 2007 vintages. Our case reserves for these exposures total $48.2 million.

          Over 90% of the Collateralized Debt Obligations (“CDOs”) added to the Watch list were high-yield corporate, 2005 vintage transactions. Of the total $126.2 million added, $121.5 million was added to our Watch List in Category 1 and no credit impairments, a non-GAAP measure, were allocated to them. We have recognized credit impairments, a non-GAAP measure, totaling $0.2 million for CDOs that were previously on the list, which is included as a part of net change in fair value of credit derivatives on the statement of operations.

          Most of our Category 4 transactions as of December 31, 2008 and 2007 were related to ABS transactions. The transactions in Category 4 have been examined to determine the likelihood, timing and severity of expected losses. Although there can be no assurance that actual experience will not vary from our loss expectation, our existing case reserves represent our best estimate of likely future losses on our Category 4 transactions, with such estimates updated quarterly. All of our current Category 4 transactions include losses that are probable and estimable.

          As of December 31, 2008, 15 policies, with $356.7 million outstanding par, on our Watch List were insured credit derivatives, of which 13 policies with $318.3 million par amount (89.2% of the total par of credit derivatives on our Watch List) provide for payment only of shortfalls of principal and interest as such shortfalls occur (referred to as “pay as you go”), one policy with $0.9 million par amount (or 0.3% of the total par of credit derivatives on our Watch List) provides for payment upon settlement of individual referenced collateral losses in excess of policy specific deductibles or subordination amounts, and one policy with $37.5 million par amount (or 10.5% of total par of credit derivatives on our Watch List) provides for payment of an amount generally equal to 100% of the outstanding par upon the occurrence of certain credit events (these credits generally include, but are not limited to, a failure of the security issuer to make a payment of principal or interest when due or a bankruptcy of the security issuer).

Loss Reserves

          Our liability for losses and loss adjustment expenses consists of case-basis reserves and an unallocated reserve. Case-basis reserves are established based on primary insurer reports and internal review and evaluation of obligations that either have already defaulted or have a high probability of default. Case-basis reserves are established based on the present value of the expected ultimate losses and loss adjustment expense that we expect to pay less estimated recoveries offset by the present value of the installment premiums expected to be received. Our current case-basis reserves consist of the estimated losses on our Watch List Category 4 transactions, which means that an unrecoverable claim is payable or a claim is probable and estimable. Individual primaries began recording remediation benefits with respect to expected recoveries from RMBS originators in their case reserves in mid-2008, with all of our ceding companies recording remediation benefits at year end. Prior to the fourth quarter we did not have access to sufficient information to assess the reliability of the remediation benefits ceded by the primaries. In the fourth quarter, we began to record our pro rata share of the remediation benefits in the ceded case reserves as a result of additional supporting information received from the primaries,

          We maintain an unallocated reserve based on the unallocated reserve amounts established by primary insurers for their portfolios and the relative size and credit risk of our in-force portfolio, taking into account the rating agencies’ views of credit quality, as well as management judgment. The unallocated loss reserve is calculated using the primaries’ loss ratio of unallocated loss reserves to par outstanding, adjusted for RAM’s weighted average capital charge compared to the primaries. The unallocated reserve is reviewed periodically by the Management Committee and the estimate may be modified if industry experience or company specific-developments are judged to warrant such an adjustment. As at December 31, 2008, some of the primaries increased the unallocated reserves for residential mortgage-backed securities, which have also been reflected in our unallocated loss reserve calculation. For a further discussion of loss reserving and the assumptions used in the assessment of the adequacy of the loss factor, see “Management’s Discussion and Analysis – Critical Accounting Policies — Loss and Loss Expense Reserves” in Part II, Item 7.

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

          As of December 31, 2008, our losses and loss expense reserves were $95.8 million compared to total reserves of $63.8 million at December 31, 2007 and $14.5 million as of December 31, 2006. The following table sets forth the balances for the previous three years of losses and loss expense reserves, including case-basis reserves and unallocated reserves:

	As of December 31,

Loss Reserves	2008	2007	2006

	(Dollars in thousands)
Case-basis reserves	$81,787	$30,447	$3,010
Unallocated loss reserves	14,007	33,351	11,496

Total	$95,794	$63,798	$14,506

          Since mid-2007, there has been considerable stress in the U.S. residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. The Company is exposed to U.S. residential mortgages through our reinsurance of RMBS, and indirectly through our guarantees of CDOs. CDOs are securities backed by portfolios of assets that may include a combination of bonds, loans, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. As of December 31, 2008, we have established $48.2 million of case reserves relating to the 2005-2007 RMBS and an additional $8.9 million of our unallocated loss reserve relates to RMBS losses that are probable to occur on the 2005-2007 RMBS exposures. Additionally, the Company has been ceded credit impairments, a non-GAAP measure, relating to CDOs amounting to $6.0 million at December 31, 2008 ($44.4 million at December 31, 2007 and $Nil at December 31, 2006).

Rating Agencies

          The major rating agencies have developed and published rating guidelines for rating financial guaranty reinsurers. The financial strength ratings assigned by the rating agencies are based upon factors and criteria including consideration of the sufficiency of our capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), our overall financial strength, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, investment operations and “franchise value,” or business prospects.

          Through December 31, 2007, RAM Re had been assigned a “AAA” (Extremely Strong) rating with a negative outlook from S&P and a “Aa3” (Excellent) rating with a stable outlook from Moody’s. In the fall of 2007, both S&P and Moody’s began a review of the capital adequacy of the financial guaranty industry including both primary and reinsurance companies, as a result of their residential mortgage-related exposures. S&P and Moody’s took the following ratings actions with respect to RAM Re in 2008:

• On February 1, 2008, Moody’s placed the Aa3 financial strength rating of RAM Re on review for downgrade

• On February14, 2008, S&P placed the AAA financial strength and financial enhancement rating of RAM Re on CreditWatch with negative implications

• On March 7, 2008, Moody’s confirmed the Aa3 financial strength rating of RAM Re with a negative outlook

• On June 4, 2008, S&P lowered the financial strength and financial enhancement ratings on RAM Re from AAA to AA with a negative outlook

• On August 7, 2008, Moody’s lowered the financial strength rating of RAM Re from Aa3 to A3, on review for further possible downgrade

• On September 24, 2008, S&P lowered its financial strength rating on RAM Re from AA to A+ with a negative outlook

• On December 4, 2008, Moody’s lowered its financial strength rating on RAM Re from A3 to Baa3, outlook developing

          In their most recent ratings actions downgrading RAM Re’s ratings to A+ and Baa3, S&P and Moody’s, respectively, based their actions on a number of factors, with the primary factors being the potential for increased losses among RAM Re’s mortgage exposures and our significantly constrained business prospects. In connection with the September 24, 2008 downgrade, S&P stated that the “A+” rating reflects its view that the diversity and scope of RAM Re’s reinsurance relationships have suffered as more of the primary insurers’ new business production has declined in the current environment. These changes raise the likelihood in S&P’s view that RAM Re’s new business generation will be limited until the primary insurers can stabilize their franchises. The rating changes also reflect the difficulty S&P believes RAM Re may face, in light of the current environment, toward improving its historically below-average return on equity (ROE). Finally, S&P stated that the rating changes reflect S&P’s view of RAM Re’s weakened capital adequacy position, which is the result of a significant amount of projected losses relating primarily to reinsured subprime and second-lien RMBS and, secondarily, CDOs of ABS. Although the Company’s capital adequacy margin of safety in S&P’s analysis was at the low end of the range of 1.0x -1.1x, which exceeds S&P’s ‘A’ criteria of 0.8x, it has declined from prior years when the margin of safety was in excess of 1.25x. In connection with the December 4, 2008 downgrade, Moody’s stated that the “Baa3” rating, with developing outlook, reflected Moody’s views on RAM Re’s overall credit profile in the current environment, including the potential for increased losses among its mortgage-related exposures and significantly constrained new business prospects. Moody’s stated that the downgrade resulted from three primary factors, the first being Moody’s expectations of greater losses on mortgage-related exposures, reflecting continued adverse delinquency trends. Moody’s stated that although RAM Re has reduced the size of its RMBS and ABS CDO portfolios through recent commutation transactions with MBIA and XLFA, loss expectations relating to RAM Re’s direct RMBS portfolio were material relative to capital. The second factor was Moody’s view of diminished business prospects as reflected by low underwriting volume. The third factor, according to Moody’s, was the Company’s impaired financial flexibility.

          In assessing capital adequacy of the primaries, the rating agencies will grant credit against a primary insurer’s capital requirements and single-risk limits for insurance ceded to a reinsurer in an amount that is a function of the financial strength rating of the reinsurer. The rating agencies currently allow the greatest credit to a primary insurer’s capital requirements and single-risk limits for reinsurance ceded to a monoline reinsurer with a financial strength rating of “AAA”. We currently have a financial strength rating of “A+” on negative outlook from S&P. S&P has established the following reinsurance credit for business ceded to a monoline reinsurer:

	Monoline Reinsurer Rating
Primary Insurer Rating	AAA	AA	A	BBB

AAA	100%	70%	50%	no credit
AA	100%	75%	70%	50%
A	100%	80%	75%	70%

          As a result of the downgrade of our rating from AAA to A+, S&P capital credit provided to the AAA-rated primaries for our reinsurance has been reduced from 100% to 50%. Moody’s does not publish a similar table that would indicate the exact amount of capital credit received by rating. We requested the withdrawal of our Moody’s rating on March 17, 2009. We maintain trust accounts for the benefit of our customers located in the U.S. in order for them to receive statutory capital credit for our reinsurance from their regulators, and we believe that the rating agencies may also take into consideration the benefit provided by these trust accounts in assigning capital credit for our reinsurance.

          The downgrades of RAM Re’s ratings by Moody’s and S&P in 2008 have had a material adverse effect on our business, financial condition, results of operations and prospects. As at December 31 2008, we have accrued or paid additional ceding commissions related to the S&P downgrade totaling $20.3 million, which are being expensed as the related premiums are earned. In addition, our ceding companies generally have the right to recapture their insured portfolios from us, although to date none of them have elected to do so. The commutations negotiated during the year were not as a result of the treaty recapture terms. Further, we have not renewed any of our treaties in 2009, in part due to our lowered ratings and in part due to the primaries’ greatly reduced need for reinsurance capacity as their own business generation has decreased. This means that we do not expect to write any financial guaranty reinsurance in the current year but this will not reduce our in-force business, unless the business is commuted or recaptured by the primaries.

          While S&P and Moody’s have not taken any further ratings actions with respect to RAM Re in 2009, they may take further actions at any time, particularly since mortgage exposures have continued to deteriorate in 2009 as a result of the ongoing economic and credit crises. Further, our decision not to seek to write any new business in the near term may have an adverse effect on our ratings from S&P.

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

Investments

          Our investment objectives include preservation of principal, maintaining a high quality, liquid investment portfolio within a prescribed duration range, and achieving stable net investment income. As of December 31, 2008, the duration of our portfolio was 4.8 years and the weighted portfolio credit quality was a “AA+” rating by S&P.

          Our invested assets are managed by the professional asset management firm New England Asset Management. Investment decisions are constrained and guided by investment policy and guidelines developed by RAM Re and adopted by our Board of Directors. Our investment portfolio consists of fixed maturities and short-term investments. The portfolio is reported at fair value based upon quoted market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications.

The following table summarizes our investment portfolio by security type:

	As of December 31, 2008

Fixed Income Securities	Book Yield	Amortized Cost	Fair Value

	(Dollars in thousands)
Agencies	4.5%	$34,272	$37,395
U.S. government obligations	4.0	89,930	104,061
Corporate debt securities	4.6	97,243	93,456
Municipal securities	4.1	46,995	47,863
Mortgage and asset-backed securities	5.0	147,119	139,115

Total	4.5%	$415,559	$421,890

The following table summarizes our investment portfolio by ratings:

Rating Profile (1)	As of December 31, 2008

AAA (2)	74.6%
AA	5.1%
A	16.4%
Cash	3.7%
BIG	0.2%

Total	100.00%

(1)	Ratings represent S&P classifications. If unavailable, Moody’s ratings are used.

(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 33.5% of the investment portfolio as of December 31, 2008.

The following table summarizes our investment portfolio by maturity category:

	As of December 31, 2008

Fixed Income Securities	Amortized Cost	Fair Value

	(Dollars in thousands)

Less than one year	$28,974	$29,147
Due after one year through five years	99,044	98,545
Due after five years through ten years	61,003	66,740
Due after ten years	79,419	88,343
Mortgage and asset-backed securities	147,119	139,115

Total	$415,559	$421,890

Competition

          Primary financial guaranty companies choose reinsurance providers based upon several factors, including overall financial strength, financial strength ratings by the major rating agencies, single-risk capacity, and, to a lesser extent, level of service quality and whether or not the reinsurer competes with the primary company. There has been limited demand for reinsurance on new business since late 2007, and reinsurance activity in 2008 consisted primarily of transactions in which the primaries reinsured substantial portions of their existing insured portfolio of public finance transactions for regulatory capital purposes. Primaries with excess capital for their current ratings were the only reinsurers of these portfolio transactions. We did not compete for these transactions because we did not have sufficient capacity for these large transactions. We are not currently competing in the financial guaranty reinsurance market.

Regulation in Bermuda

          As a holding company, we are not subject to Bermuda insurance regulations. The Bermuda Insurance Act 1978 (the “Bermuda Insurance Act”), which regulates the insurance business of RAM Re, provides that no person shall carry on an insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the Bermuda Monetary Authority (“BMA”). Under the Bermuda Insurance Act insurance business includes reinsurance. The BMA, in deciding whether to grant registration, has broad discretion to act as it believes is in the public interest. The BMA is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether (a) it has fulfilled the minimum criteria with respect to the body corporate, (b) it has, or has available to it, adequate knowledge and expertise to operate an insurance business and (c) the premises intended to be used in the business are adequate for the conduct of the business. The continued registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

          An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions. Sub-committees of the Insurance Advisory Committee supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The day-to-day supervision of insurers is the responsibility of the BMA.

          The Bermuda Insurance Act also imposes on Bermuda insurance companies’ solvency and liquidity standards, as well as auditing and reporting requirements and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

          In July 2008 the Insurance Amendment Act 2008 (the “Amendment Act”) was promulgated, which among other things, introduced new Class 3A and Class 3B insurance licenses and created a new supervisory framework for Bermuda insurers by establishing new risk-based regulatory capital adequacy and solvency margin requirements. The implementation of the new supervisory framework is to occur in phases, commencing with Class 4 insurers before being extended to certain commercial Class 3, Class 3A and Class 3B insurers. The new model which is expected to be extended to certain Class 3, Class 3A and Class 3B insurers, inter alia, mandates that an insurer to which the new supervisory framework is to apply, shall have an Enhanced Capital Requirement (“ECR”) which will be calculated by either (a) applying a BMA model; or (b) applying an internal capital model which the BMA has approved for use for this purpose. More information on the ECR and the new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act and which is to be made applicable to certain Class 3, Class 3A and Class 3B insurers, can be found in the section entitled “Enhanced Capital Requirement, Minimum Solvency Margin and Restrictions on Dividends and Distributions”.

          On December 11, 2008, the Bermuda House of Assembly approved amendments to Bermuda’s existing insurance regulations (the “Regulations”). The amended Regulations, which came into effect on December 31, 2008, compliment and in certain respects, are consequential to the changes instituted under the Amendment Act.

          The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance companies in Bermuda. As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed. Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 4, Class 3, Class 3A and Class 3B insurers. The BMA has also recently adopted guidance notes, or the Guidance Notes, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the BMA’s approach in implementing, the Bermuda Insurance Act.

          Classification of Insurers. The Bermuda Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, Classes 1 to 4 with Class 3 insurers subdivided into three categories, Class 3, Class 3A and Class 3B. Class 4 insurers are subject to the strictest regulation and Class 3, Class 3A and Class 3B insurers subject to the next strictest regulation. RAM Re is registered as a Class 3B insurer effective January 1, 2009 and is regulated as such under the Bermuda Insurance Act. Prior to January 1, 2009, RAM Re was registered as a Class 3 reinsurer. RAM Re may, in the future, seek to change its registration from Class 3B to Class 3A because Class 3B registration applies to companies that write at least BMD $50 million of total net premiums per year, RAM Re did not write total net premiums of BMD $50 million in 2008, and RAM Re does not expect to write any new business in the near term; consequently RAM Re’s future total net premiums is expected to be below the BMD $50 million threshold. The BMA may determine not to permit RAM Re to change its registration or may impose additional requirements on RAM Re related to its business license. RAM Re is not licensed to carry on long-term business.

          Cancellation of Insurer’s Registration. An insurer’s registration may be cancelled by the Supervisor of Insurance of the BMA, on certain grounds specified in the Bermuda Insurance Act, including failure of the insurer to comply with its obligations under the Bermuda Insurance Act or, if in the opinion of the BMA after consultation with the Insurance Advisory Committee, the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles.

          Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Insurance Act, the principal office of RAM Re is at RAM Re House, 46 Reid Street, Hamilton HM12 Bermuda, and Vernon Endo has been appointed by the RAM Re Board of Directors as the principal representative of RAM Re and has been approved by the BMA. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such unless 30 days notice in writing to the BMA is given of the intention to do so. A principal representative shall forthwith notify the BMA, in such a manner as it may direct, (a) on his reaching a view that there is a likelihood of the insurer for which he acts becoming insolvent; (b) on its coming to his knowledge, or his having reason to believe, that an event to which the applicable section of the Bermuda Insurance Act applies has occurred. Within 14 days of such notification, the principal representative shall furnish the BMA with a report in writing setting out all the particulars of the case that are available to him. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio, or the insurer’s ceasing to carry on insurance business in or from within Bermuda and under the Amendment Act these events now include a significant loss which is likely to render the insurer unable to comply with its ECR.

          Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer. RAM Re’s statutory financial statements, as a Class 3B insurer, must be filed annually with the BMA. The independent auditor of the insurer must be approved by the BMA and may be the same person or firm that audits the insurer’s financial statements under generally accepted accounting principles and reports for presentation to its shareholders. RAM Re’s independent auditor is PricewaterhouseCoopers (Bermuda).

          Loss Reserve Specialist. As a registered Class 3B insurer, RAM Re is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist will normally be a qualified casualty actuary and must be approved by the BMA. Simon Lambert FIA, MAAA , an employee of PricewaterhouseCoopers (Bermuda), has been appointed by the RAM Re Board of Directors as RAM Re’s loss reserve specialist and has been approved by the BMA.

          Annual Statutory Financial Statements. An insurer must prepare annual statutory financial statements. The Bermuda Insurance Act prescribes rules for the preparation and substance of such statutory financial statements, which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus and notes thereto. The insurer is required to give detailed information and analysis regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). They are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Bermuda Companies Act 1981, which may be prepared in accordance with U.S. GAAP. As a general business insurer, RAM Re is required to submit the annual statutory financial statements as part of its annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA or the Registrar of Companies of Bermuda.

          Annual Statutory Financial Return. RAM Re, as a registered Class 3B insurer, is required to file with the BMA a statutory financial return no later than four months after its financial year-end, (unless specifically extended upon application to the BMA). The statutory financial return for a Class 3B insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a general business solvency certificate, the statutory financial statements, and the opinion of the loss reserve specialist in respect of the loss and loss expense provisions. The general business solvency certificate must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin and minimum liquidity ratio has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent auditor’s report states whether, in its opinion, (a) the statutory financial statements, the general business solvency certificate, and the declaration of statutory ratios comply, in all material respects, with criteria established by the Bermuda Insurance Act and Regulations; and (b) the opinions expressed by the directors in the general business solvency certificate are reasonable insofar as they relate to accounting matters and financial reporting. If an insurer’s accounts have been audited for any purpose other than compliance with the Bermuda Insurance Act, a statement to that effect must be filed with the statutory financial return.

          Enhanced Capital Requirement, Minimum Solvency Margin and Restrictions on Dividends and Distributions. The new risk-based regulatory capital adequacy and solvency margin regime introduced under the Amendment Act, which came into effect for Class 4 insurers on December 31, 2008, provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization (termed the Bermuda Solvency Capital Requirement (“BSCR”)). BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The new model is expected to be extended to certain Class 3, Class 3A and Class 3B insurers in the future, at a time to be determined by the BMA. The framework that has been developed for the Class 4 insurers, all or part of which framework is likely to be applied to certain Class 3, Class 3A and Class 3B insurers in the future, applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

          Under the new supervisory model, where the insurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may make application to the BMA for approval to use its internal capital model in substitution for the BSCR model. The BMA may approve an insurer’s internal model provided certain conditions have been established and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions.

          In order to minimise the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA seeks that Class 4 insurers operate at or above a threshold capital level (termed the Target Capital Level (“TCL”)), which exceeds the BSCR or approved internal model minimum amounts.

          The Amendment Act also introduced prudential standards in relation to the ECR and Capital and Solvency Return (“CSR”). The ECR is determined using the BSCR or an approved internal model, provided that at all times the ECR must be an amount equal to, or exceeding the minimum margin of solvency. The CSR is the return setting out the insurers risk management practises and other information used by the insurer to calculate its approved internal model ECR.

          The new Class 4 capital requirements, which requirements may be extended in a modified or unmodified form to Class 3, Class 3A and Class 3B insurers in the future, require Class 4 insurers to hold available statutory capital and surplus equal to or exceeding ECR and set TCL at 120% of ECR. The BMA also has a degree of discretion enabling it to adjust ECR on insurers in particular cases. In those cases, the new risk-based capital model should be supplemented by a requirement for the affected insurers to conduct certain stress and scenario testing in order to assess their potential vulnerability to defined extreme events. Where the results of scenario and stress-testing indicated potential capital vulnerability, the BMA would be able to require a higher solvency ‘cushion’ by increasing the 120% TCL figure. In circumstances where an insurer has failed to comply with an ECR given by the BMA in respect of that insurer, such insurer is prohibited from declaring or paying any dividends until the failure is rectified and the insurer is obliged to (i) provide the BMA, within fourteen days of the failure, with a written report as to why the failure occurred and remedial steps to be taken; and (ii) within forty five days of the failure to provide the BMA with unaudited interim financial statements, the opinion of the loss reserve specialist, a general business solvency certificate in respect of the unaudited financials, and a CSR reflecting an ECR prepared using post-failure data.

          Undergirding the new risk-based solvency capital regime described above is the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended, in particular by the Insurance Returns and Solvency Amendment Regulations 2008, which provide for general amendments to include reference to the new Class 3A and Class 3B insurers, where relevant). In applying the new risk-based solvency capital approach to certain Class 3, Class 3A and Class 3B insurers in the future, such insurers are likely to be required to calculate their ECR annually by reference to either the BSCR or an approved internal model, notwithstanding this, a Class 3B insurer such as RAM Re must also ensure that, at all times, its ECR is at least equal to the minimum solvency margin for a Class 3, Class 3A or Class 3B insurer in respect of its general business, which is the greater of:

•	US$1,000,000;

•	20% of the first US$6,000,000 of net premiums written (being premiums written less any reinsurance premiums ceded during the same period) and 15% of the remainder;

•	15% of net loss and loss expense provisions and other general business insurance reserves.

          As of December 31, 2008, RAM Re exceeded the BMA’s minimum solvency margin by $143.1 million.

          In addition, under the Bermuda Insurance Act, Class 4 and Class 3B insurers are prohibited from declaring or paying any dividends of more than 25% of total statutory capital and surplus, as shown on their respective previous financial year statutory balance sheet, unless at least seven days before payment of the dividends, such insurers file with the BMA an affidavit that they will continue to meet required solvency margins. Class 3, Class 3A and Class 3B insurers must obtain the BMA’s prior approval before reducing total statutory capital, as shown on their respective previous financial year statutory balance sheets, by 15% or more.

          Furthermore, under the Bermuda Companies Act 1981, RAM Re may only declare or pay a dividend if RAM Re has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

          The BMA requires that the loss and loss expense provision reflects the present value of future cash flows associated with all financial guaranty contracts (which, for statutory reporting purposes, includes those contracts written as credit default swaps) attaching prior to the balance sheet date where anticipated losses are estimated over the lifetime of contracts, with appropriate probabilistic allowance for potential adverse scenarios.

          Minimum Liquidity Ratio. The Bermuda Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business (as is the case for RAM Re) is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, and reinsurance balances receivable. There are certain categories of assets, which, unless specifically permitted by the BMA, do not qualify as relevant assets, such as, unquoted equity securities, investments in and advances to affiliates, and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

          Supervision, Investigation and Intervention. The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or potential policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Bermuda Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Bermuda Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person, (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50 percent or more of the shares or is entitled to exercise, or control the exercise, of more than 50 percent of the voting power at a general meeting. If it appears to the BMA that there is a risk of an insurer becoming insolvent, or that the insurer is in breach of the Bermuda Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (i) not to effect further contracts of insurance, or any contract of insurance of a specified description; (ii) to limit the aggregate of the premiums to be written by it during a specified period beginning not earlier than 28 days after the direction is given; (iii) not to vary any contract of insurance in force when the direction is given, if the effect of the variation would be to increase the liabilities of the insurer; (iv) not to make any investment of a specified class; (v) before the expiration of a specified period (or such longer period as the BMA may allow) to realize any existing investment of a specified class; (vi) not to declare or pay any dividends or any other distributions, or to restrict the making of such payments to such extent as the BMA thinks fit; (vii) not to enter into any specified transaction with any specified person or persons of a specified class; (viii) to remove a controller or officer; (ix) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit; and (x) to obtain the opinion of a loss reserve specialist with respect to general business, or an actuarial opinion with respect to long-term business, and to submit it to the BMA within a specified time. The BMA intends to meet with each Class 3B insurance company on a voluntary basis, every two years.

          Disclosure of Information. In addition to powers under the Bermuda Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer or certain other persons to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda, subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether to cooperate is in the public interest. The grounds for disclosure are limited and the Bermuda Insurance Act provides sanctions for breach of the statutory duty of confidentiality. Under the Bermuda Companies Act, the Bermuda Minister of Finance has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Bermuda Minister of Finance’s powers include requiring a person to furnish him/her with information, to produce documents to him/her, to attend and answer questions and to give assistance in connection with enquiries. The Bermuda Minister of Finance must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Bermuda Minister of Finance must consider, among other things, whether it is in the public interest to give the information sought.

          Controller Notification. Each shareholder or prospective shareholder will be responsible for notifying the BMA in writing within 45 days of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of the Company and ultimately RAM Re. The BMA may serve a notice of objection on any controller of RAM Re if it appears to the BMA that the person is no longer fit and proper to be such a controller. RAM Re will be responsible for giving written notice to the BMA of the fact that any person has become or ceases to be 10%, 20%, 33% or 50% controller of RAM Re. The Notice has to be given within 45 days of becoming aware of the relevant facts.

          RAM Re is also required to notify the BMA in writing in the event of any person ceasing to be a controller, a controller being a managing director, chief executive or other person in accordance with whose directions or instructions the directors of RAM Re are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of RAM Re.

          Certain Other Bermuda Law Considerations. RAM Re must comply with the provisions of the Bermuda Companies Act 1981 regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Although RAM Re is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, RAM Re may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its ordinary shares.

          RAM Re has been incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except as may be required for their business and held by way of lease or tenancy terms of not more than 50 years) without the express authorization of the Bermuda legislature, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of BMD$50,000 without the consent of the Bermuda Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Finance. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Finance, to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda. RAM Re does not have such a special license.

          Exempted companies, such as RAM Re, must comply with Bermuda resident representation provisions under the Bermuda Companies Act 1981. Under Bermuda law, non-Bermudians (other than spouses of Bermudians or holders of a permanent resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or extended upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian, or holder of a permanent resident’s certificate) is available who meets the minimum standards reasonably required by the employer. The current policy of the Bermuda government is to place a six-year term limit on individuals with work permits, subject to certain exemptions for key employees. There are employee protection laws and social security laws in Bermuda that apply to our employees based in Bermuda.

Regulation Outside Bermuda

          RAM Re is registered as an insurer in Bermuda and permitted to write reinsurance. We are not permitted to conduct business in any jurisdiction in the U.S., or in any other country.

          The insurance laws of each state of the U.S. and of many non-U.S. jurisdictions regulate the sale of insurance and reinsurance therein by alien insurers, such as RAM Re, which are not authorized or admitted to do business within such jurisdiction. We do not maintain an office, solicit insurance business, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require that we be so authorized or admitted. We conduct our U.S. business in a manner similar to that employed by other non-admitted reinsurers that provide reinsurance to U.S. primary insurers. Moreover, we have developed operating guidelines to assist our personnel in conducting business in conformity with the laws of U.S. jurisdictions and we do not believe that our operations would result in any violation of the insurance laws of any U.S. or non-U.S. jurisdiction.

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

          In general, the Bermuda statutes and regulations applicable to us are less restrictive than those that would be applicable to us were we subject to the insurance laws of any state in the U.S..

Employees

          We have 15 employees and believe that our employee relations are good.

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

          The Company maintains a website at www.ramre.com , through which it makes available all of its SEC filings as soon as it is reasonably practicable after materials have been filed with the SEC. We believe that all such filings were timely posted to the website in 2008. Nothing on our website should be considered incorporated by reference in this report.

          We are actively considering whether to de-list our common shares from trading on NASDAQ and de-register our securities under the Securities Exchange Act of 1934 as promptly as possible after the filing of this annual report on Form 10-K to reduce our expenses. If we de-list and de-register, we would no longer file annual, quarterly and current reports or proxy statements with the U.S. Securities and Exchange Commission. We have obtained a secondary listing on the Bermuda Stock Exchange (BSX) which we would convert to a primary listing upon de-listing from NASDAQ. We intend to comply with the reporting requirements of the BSX and to continue to make our financial reports available on our website at www.ramre.com.

Item 1A.	Risk Factors

Risks Related to Our Company

          If any of the risks discussed below occur, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly, and our shareholders could lose all or part of their investment.

          We are not seeking to write any new business in the near term, and the lack of new premiums written could have a material adverse effect on our business, financial condition, liquidity and results of operations.

          During 2008, we depended on our treaties with Assured Guaranty and FSA for substantially all of our new business, and we reinsured only a modest amount of business under these treaties in 2008. We have suspended writing any new business in 2009. We continue to earn premiums and pay claims on our existing insured portfolio until the expiration, termination or recapture of the policies. To the extent the unearned premium reserve is depleted over a sustained period of time or recaptured, the absence of new premiums written could have a material adverse effect on our business, financial condition, liquidity and results of operations.

          We may not be able to execute our business strategy or any other strategic alternatives the Board may determine to pursue.

          We may not be able to execute our business strategy of reducing our insured portfolio if additional commutations cannot be negotiated on acceptable terms. Further, if we determine to pursue deleveraging of our capital structure, we may not succeed in repurchasing debt or preference shares on acceptable terms or at all. Although we are actively considering whether to de-list from NASDAQ and de-register under the Securities Exchange Act of 1934 to reduce expenses, we may not realize the expected expense reductions if, for example, these actions result in litigation against the Company. Although we believe that if we are successful in our business strategy, it will improve the position of the Company to potentially write new business in the future, there may not be demand for our reinsurance capacity in the future, particularly if we cannot maintain or restore our ratings from S&P or raise new capital. If we are unable to execute on these strategies, our Board of Directors may determine to explore other strategic alternatives for RAM Re such as a merger or sale of the Company. We may not be able to identify or complete any alternatives that our Board of Directors determines to be in the best interests of the shareholders. Even if we are successful in identifying and completing a merger or sale of RAM Re or some other strategic alternative, we cannot provide any assurance about the financial impact or timing of the implementation of such strategic alternative or that any individual shareholder will determine that such strategic alternative is in his, her or its best interests.

          We are actively considering whether to de-list from NASDAQ and de-register under the Securities Exchange Act of 1934. If we de-list and de-register, we would no longer be subject to the periodic reporting requirements of the SEC and our common shares would no longer be quoted on NASDAQ.

          We are actively considering whether to de-list our common shares from trading on NASDAQ and de-register our securities under the Securities Exchange Act of 1934 as promptly as possible after the filing of this annual report on Form 10-K to reduce our expenses. If we de-list and de-register, we would no longer be subject to public reporting requirements under the Securities Exchange Act of 1934, including any requirements to file annual reports on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K. Consequently, following any such de-listing and de-registration, there will not be made available to the public current financial or other information concerning our company, except such information as we may choose to voluntarily disclose or be required to disclose pursuant to applicable legal or contractual requirements. In addition, the de-listing of our common shares would result in our common shares no longer being listed on NASDAQ, although we expect our common shares would continue to be listed on the BSX.

          If RAM is unable to execute its business strategy or other strategic alternatives, the Board of Directors of RAM may determine that the best course of action is to commence an orderly winding up and liquidation of RAM Re’s operations over some period of time that is not currently determinable.

          If RAM is unable to execute its business strategy and our Board of Directors concludes that there is no feasible strategic alternative that would be in the best interests of RAM’s shareholders, it may determine that the best course of action is to wind up the business of RAM Re. Once in runoff, there are various options available to bring RAM Re’s business to a conclusion including pursuing an arrangement with its policyholders in which it estimates and pays out all existing and contingent liabilities with a view to liquidating RAM Re in accordance with a procedure which is approved by a statutory majority of policyholders. Under Bermuda law, this is referred to as a solvent scheme of arrangement and is, in effect, a global commutation of RAM Re’s business. Alternatively, a program of individual commutations could be pursued with a similar result.

          Following either a scheme or an individual commutation program, if RAM Re is then solvent under GAAP and Bermuda statutory accounting standards, and RAM Re’s directors declare that the company will be able to pay its debts in full within a period not exceeding twelve months from the commencement of the winding up, RAM Re could be placed into liquidation as a solvent entity (a voluntary liquidation approved by shareholders). In the event that RAM Re were to become insolvent, RAM Re would have to be liquidated under supervision of the Bermuda Supreme Court during which a court-appointed liquidator of RAM Re may or may not pursue a scheme of arrangement to shorten the time otherwise required to wind up RAM Re’s business.

          In a winding up or liquidation as described above, a liquidator would be appointed and would sell or otherwise dispose of our remaining assets, consisting primarily of our investment portfolio, pay our existing liabilities, including contingent obligations (which would have to be estimated in advance of payment) and distribute net proceeds, if any, to our shareholders in one or more liquidating distributions. In liquidation, we may not receive any material amounts for the sale or other disposition of our assets. Further, in liquidation, we will have significant obligations, including the costs incurred by the independent liquidator appointed and the work required to estimate liabilities and realize assets. Additionally, if we do not generate sufficient revenue to support our continued operations, we will be required to reduce our cash balance to support our continued operations and the amount of any liquidation proceeds available for distribution to our shareholders would thereby be reduced. Accordingly, the amount and timing of distributions, if any, to shareholders in a liquidation cannot be determined because such would depend on a variety of factors, including the amount of proceeds received from any asset sales or dispositions the time and amount required to resolve outstanding obligations and the amount of any reserves for future contingencies. If RAM Re were to become insolvent, there will be no distributions payable to our shareholders.

          Continuing adverse developments in the global economy and credit markets and their negative impact on RAM’s insured portfolio may continue to materially and adversely affect our financial condition, results of operations and future business.

          RAM is exposed to credit risks in its insured portfolio that arise from deterioration in the credit markets, wherein such deterioration in credit performance has lead to erosion in the quality of assets and also the collection of cash flows from such assets within structured finance securities that it has reinsured. The primaries and the Company have recorded substantial case-basis loss reserves with respect to RMBS. We may incur additional material losses beyond the losses we have already reserved in view of the current significantly higher rates of delinquency, foreclosure and loss being observed among residential homeowners. Performance of these structured finance transactions can be adversely affected by general economic conditions, including recession, rising unemployment rates, declining house prices and unavailability of consumer credit; mortgage product attributes, such as interest rate adjustments and balloon payment obligations; financial difficulty experienced by mortgage servicers; and transaction-specific factors such as the lack of control of the underlying collateral security which can result in a senior creditor determining to liquidate underlying assets to the disadvantage of mezzanine and subordinated creditors and disputes between creditors with respect to the interpretation of legal documents governing the particular transaction. Further, the effects of deterioration in the housing market has spread to the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. During the fourth quarter of 2008, disruptions and volatility in the credit markets reached unprecedented levels. During 2008 (and continuing into 2009), partly as a result of concerns about exposure to these assets, some of the largest companies in the financial sector have received government support, been acquired by stronger firms or been allowed to fail. The extent and duration of the continued deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within RAM’s insurance portfolio. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be implemented, and there is no way to know the effect that any such initiatives could have on the credit performance over time of the actual securities that RAM Re reinsures.

          We rely on the primary insurers for remediation of problem credits and have reflected the expected benefits of their remediation efforts in our case reserves; if these benefits are not realized, our loss reserves may be inadequate to cover potential claims.

          We rely on the primary insurers for remediation of problem credits, and there can be no assurance that the primaries would be successful, or that they would not be delayed, in their remediation efforts. In particular, our ceding companies are engaging in efforts to cause the originators of loans to repurchase loans that allegedly breach representations and warranties in the documents by which these loans were included in RMBS securitizations. The primaries have significantly reduced their case-basis reserves for RMBS for the expected benefit of these remediation efforts. In the fourth quarter, we gave credit of $28.8 million in our case reserves for the benefit of expected recoveries in 18 RMBS transactions resulting from required repurchases by the originators due to contractual breaches of representations and warranties in the RMBS securitization agreements. The $28.8 million of credit given matches the credit reported to us by the primaries. Each primary has evaluated the potential remediation benefit in a different manner, and although we have determined that the remediation benefits reflected in the reserves ceded to us by each primary were reasonable, there is substantial management judgment involved in estimating remediation benefits and the actual benefits realized may be substantially less than those estimated. The originators of the mortgage loans may refuse to repurchase the loans, may have defenses to the repurchase obligations, or may be unable to repurchase the loans due to deterioration in its financial condition. Further, the primaries may seek to enforce the subordination provisions, credit enhancements or other contractual provisions of the RMBS and CDOs of ABS in our portfolio in the event of litigation or the bankruptcy of other parties to the transaction. Many of the subordination provisions, credit enhancements and other contractual provisions of the RMBS and CDOs of ABS in our portfolio are untested in the market and, therefore, it is uncertain how such subordination provisions, credit enhancements and other contractual provisions will be interpreted in the event of an action for enforcement. If the expected remediation benefits by which we have reduced our case-basis loss reserves for RMBS are not realized, our loss reserves may be inadequate to cover potential claims, which would have a material adverse effect on our business, financial condition and results of operations.

          If the current difficult conditions in the national and world-wide financial markets continue for an extended period or intensify, our business, financial condition, liquidity, results of operations and share price may be adversely affected.

          The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated a global economic slowdown and recession. These conditions may adversely affect our business, financial condition, liquidity, results of operations and profitability, investment portfolio, cash flow, statutory capital and share price.

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

          There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended results

          In response to the financial crisis affecting the banking system, financial markets, investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, make equity investments in certain financial institutions and purchase mortgage-backed and other securities from financial institutions for an aggregate amount of up to $700.0 billion. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. The stated purpose of the ARRA is “making supplemental appropriations for job preservation and creation, infrastructure investment, energy efficiency and science, assistance to the unemployed, and State and local fiscal stabilization” through an estimated $787 billion of government spending and tax cuts. Furthermore, on February 18, 2009 President Obama proposed a housing plan to assist homeowners refinance or modify mortgages, with an estimated cost of $275 billion. There can be no assurance that the housing plan will be adopted in its current form or at all. In addition, on March 23, 2009, the U.S. Treasury announced an up to $1 trillion public-private investment program to repurchase real estate related loans from banks and securities from the broader markets.

          There can be no assurance as to what impact these or any other actions taken by the U.S. federal government, Federal Reserve or other governmental or regulatory bodies will have on the financial markets, including the extreme levels of volatility experienced in recent months, the level of defaults in the fixed income markets, in particular in the subprime sector of the RMBS market, and the lack of available credit.

Such continued volatility, defaults and illiquidity could materially and adversely affect our business, financial condition and results of operations.

          Some of the state and local governments that issue obligations we insure are experiencing unprecedented budget shortfalls that could result in increased credit losses on those obligations.

          We have historically experienced low levels of defaults in our public finance insured portfolio, including during the ongoing financial crisis that began in mid-2007. However, in recent months, state and local governments that issue some of the obligations we reinsure have reported unprecedented budget shortfalls that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While there have been some proposals by the U.S. federal government designed to provide aid to state and local governments, there can be no assurance that any of these proposals will be adopted. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, decrease spending, or receive federal assistance, we may experience losses or impairments on those obligations, which would materially and adversely affect our business, financial condition and results of operations.

          The adverse rating actions previously taken concerning RAM Re’s ratings allow the primaries to increase ceding commissions or recapture their insured portfolio from us, which would have a material adverse effect on our business, financial condition, liquidity and results of operations.

          RAM Re currently has a financial strength rating of “A+” from S&P, with a negative outlook, as a result of a downgrade on September 24, 2008, and a financial strength rating of “Baa3”, outlook developing, from Moody’s, as a result of a downgrade on December 4, 2008. RAM Re requested the withdrawal of its Moody’s rating on March 17, 2009. These downgrades negatively affect the value of our reinsurance to the extent of the decreased rating agency credit for our reinsurance. For example, the downgrade from “AAA” to “A” resulted in a 50% decrease in the credit the AAA-rated financial guarantors receive from ceding business to us based on S&P model. The downgrade of our ratings has had and may continue to have negative effects on future business. In addition, as at December 31 2008, we have accrued or paid additional ceding commissions related to the S&P downgrade totaling $20.3 million which is being expensed as the related premiums are earned. The further downgrade of our S&P rating below the A-level would allow one of our ceding companies to increase ceding commissions by an additional $290,000, but pro forma for our commutation with Ambac, there would be a net reduction in the accrual of additional ceding commissions of $4.27 million. See Note 27, Subsequent Events, in the notes to our consolidated financial statements. The primaries generally have the right to terminate their treaties with us and recapture their existing business with us. In some cases, the primaries may have the right to select specific years of business written to recapture, and a decision by a primary to recapture, for example, all business written prior to 2006 could have a material adverse effect on us because of the projected losses associated with the business written in the last three years. Financial strength ratings do not refer to RAM Re’s ability to meet non-reinsurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security. We cannot assure you that any of RAM Re’s current financial strength ratings will remain in effect for any given period of time or that a rating will not be further downgraded by a rating agency.

          We are subject to credit risk throughout our businesses, including large single risks, and correlated risks

          We are exposed to the risk that issuers of debt which we have reinsured (or with respect to which we have reinsured primary insurers’ obligations under credit derivatives) and issuers of debt which we hold in our investment portfolio may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure or other reasons. These credit risks could cause increased losses and loss reserves and unrealized fair value losses with respect to credit derivatives in our financial guarantee business; and we could experience losses and decreases in the value of our investment portfolio and, therefore, reduce our financial strength. Such credit risks may be in the form of large single-risk exposures to particular issuers, or counterparties; losses caused by catastrophic events (including terrorist acts and natural disasters); or losses in respect of different, but correlated, credit exposures.

          Some of the financial guaranty products we reinsure may be riskier than traditional financial guaranty insurance, principally because these less traditional products may require us to make payments of the full guaranteed amount earlier than, or upon the occurrence of events not covered by, traditional products.

          Some of the financial guarantee exposures we reinsure have been written by ceding companies as credit derivatives rather than financial guarantee insurance policies. Traditional financial guarantee insurance provides an unconditional and irrevocable guarantee that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest. In contrast, credit derivatives provide protection from the occurrence of specified credit events, which usually include non-payment of principal and interest, or “pay as you go” terms, but may also include other terms such as settlement of individual referenced collateral losses in excess of policy specific deductibles or subordination amounts. We are not aware of any insured credit derivatives on our Watch List that do not have “pay as you go” terms, except as stated in the “Business - Surveillance Process and Watch List”. We consider the occurrence of such payments to be unlikely but we are at risk of unanticipated loss payments under insured credit derivative policies that are not on our Watch List, which could have an adverse effect on our liquidity. Further, based on their public reports, our ceding companies write credit derivatives using standard ISDA documentation which includes events of default related to the primary insurer itself, such as insolvency of or a failure to pay by the primary insurer, that would not typically trigger a payment obligation under traditional products. If a credit derivative is terminated upon an event of default, the primary could be required to make a mark-to-market payment as determined under the ISDA documentation. While we do not believe that our reinsurance contracts obligate us to indemnify the primary insurers for mark-to-market payments resulting from their default under the ISDA documentation, the primary insurer or its regulator may allege that we are liable for our pro rata share of such payments and withdraw funds to pay such claims from the trust account for the benefit of that primary insurer, if that primary insurer has a trust account.

          Our inability to access capital could adversely affect liquidity and impact RAM Re’s ability to pay large, unexpected claims or write new business in the future.

          Our capital requirements depend on many factors, including our ability to establish reserves at levels sufficient to cover losses and requirements to pay claims. We believe that we have sufficient liquidity to pay our projected claims when due, but large, unexpected claims could strain our liquidity and require us to seek new capital to pay claims or liquidate the Company. We do not believe we would be able to access additional capital on acceptable terms, if at all, in the current market. Further, we are actively considering whether to delist from NASDAQ and de-register with the SEC as soon as possible after filing this annual report on Form 10-K, and consequently would no longer have access to the public market for our securities in the U.S. If we are successful in our business strategy to reduce our insured exposure, deleverage and reduce expenses, we may seek new capital to write new business in the future. Our failure to obtain the necessary capital on favorable terms or at all would adversely affect our business, ratings, operating results and financial condition.

          RAM’s trust accounts for the benefit of its ceding companies limit RAM’s liquidity including its ability to pay claims.

          At December 31, 2008, the Company had $438.9 million of cash and investments, of which $378.9 million was held in trust for the benefit of our U.S. regulated ceding companies, leaving $60.0 million cash and investments available for the cost of ongoing business. See Note 3 in our consolidated financial statements contained elsewhere herein. RAM is required to fund each trust account with an amount equal to the loss reserves, unearned premium reserves and contingency reserves ceded by applicable primary insurer. Contingency reserves are calculated by formula under applicable state law and are not equal to RAM’s unallocated reserves. The primaries have the right to require RAM to adjust the amounts in the trust accounts on a quarterly basis but typically only request adjustment on an annual basis. To the extent that ceded loss reserves increase, the primary has the right to require RAM to increase the amount retained in the trust account. As such, increased ceded losses could eventually deplete RAM’s cash available for its operations. To the extent a primary ceases writing new business and RAM earns the applicable unearned premium, or to the extent RAM pays claims with respect to which loss reserves were ceded, the amount required to be maintained in the trust account will decrease and RAM may request that any excess over the required amount be returned to RAM. However, when RAM is required to pay a claim, the amount of the claim payment is either deducted from the premium paid by the primary to RAM or paid by RAM out of its own available funds not held in trust. RAM needs the consent of the applicable primary to withdraw funds from a trust account, and to date the primaries have not permitted RAM to withdraw amounts from the trust accounts to pay claims. Consequently, the amounts held in trust have not been available for claims payments and are not otherwise available to RAM without the consent of the primary, decreasing RAM’s liquidity.

          We could be adversely affected by the loss of one or more principal employees or by an inability to retain staff.

          We currently have 15 employees and our success depends upon our ability to retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. All of the option awards previously granted to our executive employees are “underwater,” meaning the exercise price is substantially above the market price of our common shares, and we have reduced our incentive compensation payments as a result of negative company performance. We have 761,236 shares remaining available for issuance under our 2006 Equity Plan and would need shareholder approval to increase the shares authorized for issuance under the plan. We may have difficulty retaining our employees to the extent our employees are offered more attractive compensation by prospective employers. We have entered into employment agreements with members of our senior management team but they can voluntarily terminate their employment on thirty-days’ notice under these agreements. The loss of key personnel could prevent us from implementing our business strategy and could negatively affect our ability to operate efficiently.

          Our ability to conduct our business may be adversely affected by Bermuda employment restrictions.

          Our location in Bermuda may serve as an impediment to retaining experienced personnel. Under Bermuda law, non-Bermudians (other than spouses of Bermudians or holders of a permanent resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. The Bermuda government limits the duration of work permits to six years, with certain exemptions for key employees. All but one of our officers is working in Bermuda under work permits with expiry dates. The work permits for our senior management will expire at various dates beginning in 2009. It is possible that we could lose the services of one or more of these people if we are unable to obtain or renew their work permits, which could interrupt our ability to execute our business strategy and require us to seek replacement personnel at a higher cost. In the event we are unable to obtain sufficient work permits to allow our operations to continue in Bermuda, we might seek to maintain our business model in another tax efficient jurisdiction and could incur significant costs in relocating our operations.

          We may incur liabilities because of the unconditional nature of our financial guaranty reinsurance policies.

          Issuers of obligations insured by the financial guarantors whose obligations we reinsured may default on those obligations because of fraudulent or other intentional misconduct on the part of such issuers, their officers or directors, employees, agents or outside advisers or, in the case of public finance obligations, public officials. Financial guaranty reinsurance provided by us is unconditional and does not provide for any exclusion of liability based on fraud or other misconduct. Despite the risk analysis conducted by us or by the financial guarantors we reinsured, it is impossible to predict which, if any, of the obligations reinsured by us will result in claims against us because of such fraudulent or other intentional misconduct involving the issuer, or whether or to what extent we will have any remedy available to us against any party in connection with such conduct. Any such claims could have a material adverse effect on our financial condition and results of operations.

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

          Changes in interest rates could adversely affect our financial condition and future business

          Increases in prevailing interest rate levels could adversely affect the value of RAM’s investment portfolio and, therefore, our financial condition. In the event that investments must be sold in order to make payments on insured exposures, such investments would likely be sold at discounted prices. Additionally, increasing interest rates could lead to increased credit stress on consumer asset-backed transactions in our insured portfolio (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations); slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured portfolio and in our investment portfolio; and decreased volume of capital markets activity and, correspondingly, decreased volume of insured transactions.

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

          To the extent that we are required to liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies we have reinsured, collateralize our obligations under reinsurance agreements, or make commutation payments, such investment assets may be sold at discounted prices which could be less than the December 31, 2008 fair values.

          Our financial results may be volatile because a portion of the credit risk we assume is in the form of credit derivatives that are accounted for under Statement of Financial Accounting Standards No. 133, or FAS 133, which requires that these instruments be revalued quarterly and Statement of Financial Accounting Standards No. 157, which requires us to take our own credit-worthiness into account in fair valuing these instruments.

          Reinsurance contracts covering credit derivatives are classified as derivatives under FAS 133. Derivatives must be accounted for either as assets or liabilities on the balance sheet and measured at fair market value. Any event causing credit spreads (that is, the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in a credit derivative in our portfolio either to widen or to narrow may affect the fair value of the credit derivative and may increase the volatility of our earnings. Although there is no cash flow effect from this “marking to market” of our book, net changes in the fair market value of the derivative are reported in our statement of operations and therefore will affect our reported earnings. If the derivative is held to maturity and no credit loss is incurred, any losses or gains previously reported would be offset by corresponding gains or losses during the term of the derivative such that they would cumulatively net to zero at maturity, absent any credit impairments.

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

          Through June 30, 2007, RAM valued its credit default swap portfolio using an internally developed model. While the model estimated an appropriate fair value during normal market conditions, the internal model output would not fully reflect the effect of market conditions and the large changes in credit spreads being experienced. Management therefore determined that a more appropriate basis for our estimate of fair value was to use as a key input, from September 30, 2007 onward, the valuation information provided to us by our ceding companies. RAM participates in credit default swaps through a reinsurance treaty with a ceding company and therefore the contract to be valued is a reinsurance contract on a derivative. This contract is not identical to the underlying credit default swaps. In particular, although RAM’s contract allows it to share in the economic results of the underlying contracts, it does not provide rights to the same information that the ceding companies have access to. Under FAS 157, the fair value of RAM’s contract represents the exit price that would be paid to a market participant to assume the reinsurance contract as written; that is, the amount the market participant would require to assume RAM’s potential obligations under the contract with the same contractual rights and obligations, including those which limit the information about the ceding companies’ underlying contracts that are being reinsured. Given the contractual terms that exist, RAM believes that an exit market participant would look to the information that is available from the ceding companies to determine the exit value of RAM’s reinsurance contract. The primary insurers underwrite each of the transactions underlying the reinsurance contract and they have access to all the underlying data related to the transactions. The ceding companies use their own internal valuation models where market prices are not available. RAM employs procedures to test the reasonableness of the mark both in process and absolute terms because we believe that an exit market participant would perform similar procedures when determining an exit price for our reinsurance contract. If it appears that the fair values generated by the ceding companies internal models and reported to RAM are consistent with macro spread movements and general market trends, and RAM believes that the modeling and assumptions that drive the modeling are reasonable (based on RAM’s ceding company audits and review of publicly available information), RAM will use the mark provided by the ceding company as a key input in the determination of the fair value of reinsurance contract. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps insured by ceding companies and reinsured by us. Therefore, due to the limited availability of quoted market prices for these derivative contracts and the inherent uncertainties in the assumptions used in models, different valuation models may produce materially different results and be materially different from actual experience. In addition, due to the complexity of fair value accounting and the application of FAS 133 and FAS 157, future amendments or interpretations of FAS 133 and FAS 157 may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results.

          On January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurement” (“FAS 157”). FAS 157 requires RAM to adjust the estimated fair values of its derivative liabilities to incorporate the Company’s own non-performance risk. As a result, RAM applies a discount (see Note 4 in our interim consolidated financial statements contained elsewhere herein), in estimating the fair value of its credit derivative liability. The effect of the Company’s discount for its own credit risk on fair value can vary widely from period to period dependent largely on the perception of RAM as a counterparty and may contribute further to volatility in the Company’s earnings. For example, a gross unrealized loss on credit derivatives due to widening of credit spreads may be partially offset or result in a net unrealized gain after applying the discount for a period in which RAM’s credit-worthiness is perceived to have deteriorated.

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

          RAM Holdings is also subject to regulatory constraints in Bermuda that will affect its ability to pay dividends on its common shares and make other payments. In addition, payments of principal to the holders of our $40.0 million aggregate principal amount of 6.875% Senior Notes due 2024, payments of dividends on our $75.0 million of Series A Preference Shares and payments of dividends on the $50.0 million Class B Preference Shares of RAM Re, will receive priority over any payments of dividends on our common shares. See “Risks Related to Our Status as a Bermuda Company — Our ability to pay dividends may be limited by Bermuda law,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and “Regulation”.

          Loss reserve estimates are subject to uncertainties and loss reserves may not be adequate to cover potential paid claims

          Our results of operations and financial condition depend upon our ability to assess accurately and manage the potential losses associated with the risks that we reinsure. There is a diversity of practice within the financial guaranty industry in loss reserving practices and setting our loss reserves involves significant reliance on estimates of the likelihood, magnitude and timing of anticipated losses from our primary insurers. We establish both case-basis and unallocated reserves for losses. We establish case-basis reserves when we determine a default has occurred or there is a high probability of a default. We also maintain unallocated reserves to reflect our estimate of general deterioration in our insured credits. While we use the most current information available to us and our best judgment in setting reserve estimates, this is an inherently subjective process. Accordingly, actual claims and claim expenses paid will deviate from the reserve estimates reflected in our consolidated financial statements, and such deviations could be material. If our loss reserves at any time are determined to be inadequate, we will be required to increase loss reserves at the time of such determination. This could significantly adversely impact our financial results.

          In estimating our loss reserves, we rely substantially on reports from the primaries of ceded case reserves and performance of the underlying obligations. Each of the primaries employs various methodologies in determining its loss reserves and the case-basis loss reserves ceded to us. The financial guarantees issued by the primaries insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, under policies that the primaries have, in most circumstances, no right to cancel. As a result of the lack of statistical paid-loss data due to the low level of paid claims in their respective businesses and in the financial guarantee industry in general, particularly, until recently, in the structured finance asset-backed area, the primaries do not use traditional actuarial approaches to determine their loss reserves. There can be no assurance that the future loss projections based on the models used by the primaries or our own internal models are accurate. For example, the sample period for observed occurrences may not be adequate, or the underlying conditions from which historical loss data were derived may be inadequate. Actual cash flows may also deviate significantly from assumptions, and such deviations could have a material adverse effect on our financial condition and operating results. Credit risk modeling contains uncertainty over ultimate outcomes which make it difficult to estimate potential paid claims and loss reserves.

          Several of our founding shareholders may have conflicts of interest with us and they may take actions with respect to their ownership interests that have an adverse effect on us or on our other shareholders.

          Some of our shareholders engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. For example, our shareholders who are or who have ownership interests in other companies offering financial guaranty insurance or reinsurance may provide business or capital to our competitors. We do not have any agreement or understanding with our shareholders regarding the resolution of potential conflicts of interest and these parties may take actions that are not in our other shareholders’ best interests. For more discussion of these issues, please see the information under the caption “Certain Relationships and Related Transactions” in Part III of this annual report on Form 10-K. In addition, we may not be in a position to influence any party’s decision to engage in activities that would give rise to a conflict of interest. For example, PMI Mortgage Insurance, a subsidiary of The PMI Group, Inc. (“PMI”) has more than 20% of the voting power of our shares and therefore has the ability to elect two directors through cumulative voting. PMI could use its influence in a manner adverse to our other shareholders’ best interests, such as with respect to votes on matters requiring shareholder approval such as the election of directors, amendments to our bye-laws and mergers and acquisitions.

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

          The market price of our common shares has fallen over 95% from its high of $17.13 on June 19, 2007. In addition, we have experienced other material adverse events, including material losses, downgrades of our ratings, and non-renewal of our treaties in 2009. As a result, we believe we are at risk of shareholder lawsuits and regulatory investigations. It is not possible to predict whether lawsuits will be filed or whether inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of any loss that could result from any unfavorable outcomes but, under some circumstances, adverse results in legal proceedings or the cost of defending legal proceedings could be material to RAM’s business, operations, financial position, profitability or cash flows.

Risks Related to Our Industry

          If any of the primaries that RAM has reinsured are subject to rehabilitation or liquidation proceedings as a result of insolvency RAM would be adversely affected.

          If a primary’s insurance regulator finds the primary to be insolvent, the regulator may apply to the applicable state court to rehabilitate or liquidate the insurer. In either case, under RAM’s agreements with its customers as required by U.S. regulation, RAM is obligated to pay its quota share of claims when due whether or not claims are paid by the primary subject to the proceeding. Further, the regulator or other successor in interest would have the right to access the trust account RAM has in place for the benefit of the affected primary to pay claims. See Note 3 in our consolidated financial statements contained elsewhere herein regarding RAM’s trust accounts. According to published reports, the primaries have insured credit default swaps documented on standard ISDA documentation which allow the counterparty to terminate the swap early and receive an accelerated payment based on the then market value of the swap if, among other events, the primary becomes insolvent or becomes subject to regulatory control. If early termination were to occur, the primary or insurance regulator would likely seek a quota share payment of the accelerated payment from RAM and if RAM disputes its liability for that payment, withdraw the payment from RAM’s trust account. RAM would have to bring a legal action in the U.S. to seek to recover any such payment for which RAM believes it is not liable under the terms of the applicable treaty.

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

FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, with the exception of certain risk management disclosures which are effective for the first period beginning after issuance of FAS 163 (i.e. the Company’s September 30, 2008 interim financial statements). Early application is not permitted. The standard does not apply to derivatives. The Company is currently assessing the potential impact, which is likely to be material, of applying FAS 163 and at this time is unable to quantify the effect of the adoption of this standard.

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

Risks Related to Our Status as a Bermuda Company

          If we do not meet minimum solvency and liquidity requirements imposed by Bermuda law, we may become subject to regulatory control or forced to liquidate RAM Re under supervision of the Bermuda courts.

          As at December 31, 2008, RAM Re had statutory capital and surplus under Bermuda law of $158.4 million.

          As at December 31, 2008, RAM Re exceeded the minimum solvency margin required under Bermuda law by $143.1 million. The applicable minimum solvency margin is the greater of:

•	US$1,000,000;

•	20% of the first US$6,000,000 of net premiums written (being premiums written less any reinsurance premiums ceded during the same period) and 15% of the remainder;

•	15% of net loss and loss expense provisions and other general business insurance reserves.

          As at December 31, 2008, RAM Re exceeded the minimum liquidity ratio for general business insurers required under Bermuda law by $226.9 million. An insurer engaged in general business (as is the case for RAM Re) is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, and reinsurance balances receivable. There are certain categories of assets, which, unless specifically permitted by the BMA, do not qualify as relevant assets, such as, unquoted equity securities, investments in and advances to affiliates, and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

          Substantial increases in our loss reserves and impairments (a non-GAAP measure) could cause us to have negative statutory capital and surplus or fail to meet the minimum solvency and liquidity ratios required by Bermuda law. If it appears to the BMA that there is a risk of an insurer becoming insolvent, or that the insurer is in breach of the Bermuda Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (i) not to effect further contracts of insurance, or any contract of insurance of a specified description; (ii) to limit the aggregate of the premiums to be written by it during a specified period beginning not earlier than 28 days after the direction is given; (iii) not to vary any contract of insurance in force when the direction is given, if the effect of the variation would be to increase the liabilities of the insurer; (iv) not to make any investment of a specified class; (v) before the expiration of a specified period (or such longer period as the BMA may allow) to realize any existing investment of a specified class; (vi) not to declare or pay any dividends or any other distributions, or to restrict the making of such payments to such extent as the BMA thinks fit; (vii) not to enter into any specified transaction with any specified person or persons of a specified class; (viii) to remove a controller or officer; (ix) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit; and (x) to obtain the opinion of a loss reserve specialist with respect to general business, or an actuarial opinion with respect to long-term business, and to submit it to the BMA within a specified time. Further, if RAM Re were to become insolvent, we could be required to liquidate RAM Re under supervision of the Bermuda courts.

          Risks of operating as a foreign corporation could adversely affect our ability to conduct business in the U.S.

          We do not maintain an office or solicit insurance business, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require us to be so authorized or admitted. We believe we conduct our U.S. business in a manner similar to that employed by other non-admitted reinsurers that provide reinsurance to U.S. primary insurers. We believe that, to the extent that these operating guidelines are followed, our activities comply with applicable insurance laws and regulations. While we are not admitted to do business in any jurisdiction except Bermuda, insurance departments in the U.S. or elsewhere might take the position that our activities violate the prohibitions on the transaction of insurance by a non-admitted insurer. The insurance laws of each state of the U.S. and of many non-U.S. jurisdictions regulate the sale of insurance and reinsurance within that jurisdiction by alien insurers and reinsurers, such as us, which are not authorized or admitted to do business within such jurisdiction. If a state insurance department were to raise this issue and prevail, it could argue further that we are transacting insurance in that state without appropriate licenses or approvals. In that event, the insurance department could attempt to take any of several actions, including imposing fines or penalties on us. There can be no assurance that our location, regulatory status or restrictions on our activities resulting from our regulatory status would not adversely affect our ability to conduct our business. In the event such issues or disputes arise, we may be required to consider various alternatives to our operations, including modifying or restricting the manner of conducting our business or, with respect to cessions by primary insurers in the U.S., applying to conduct business as an admitted or approved reinsurer, establishing trust funds to secure our reinsurance performance or having to comply with the various financial and other requirements necessary to operate on an admitted or approved basis, either directly or by subjecting us to U.S. taxation.

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

          Any dividends paid on our common shares are subject to limitations imposed on dividends under Bermuda law and regulations. Under the Bermuda Insurance Act 1978, as amended, which we refer to as the Bermuda Insurance Act, and related regulations, RAM Re is required to maintain certain minimum solvency levels and RAM Re will be prohibited from declaring or paying dividends that would result in noncompliance with such requirement. In addition, under the Bermuda Insurance Act, RAM Re is prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its required solvency margins. The BMA requires that the loss and loss expense provision reflect the present value of future cash flows associated with all financial guaranty contracts (which, for statutory reporting purposes, includes those contracts written as credit default swaps) attaching prior to the balance sheet date where anticipated losses are estimated over the lifetime of contracts, with appropriate probabilistic allowance for potential adverse scenarios. As such, estimated losses on insured credit derivatives contracts reduce statutory capital. In addition, under the Bermuda Companies Act, we may only declare or pay a dividend if, among other matters, there are reasonable grounds for believing that we are, and will be after any such payment, able to pay our liabilities as they become due and that the realizable value of our assets will not thereby be less than the sum of our aggregate liabilities and our issued share capital and share premium accounts. These restrictions may limit the amount of funds available for distribution to holders of our common shares.

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

          Because we are a Bermuda company, it may be difficult to effect service of process on our directors and executive officers to enforce judgments against us or against our directors and executive officers.

          We are organized under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside in Bermuda, and a portion of our assets and the assets of such persons may be located in jurisdictions outside the U.S.. As such, it may be difficult or impossible to effect service of process within the U.S. upon us or those persons, or to enforce court judgments obtained in the U.S. against us or them based on the civil liability provisions of the federal or state securities laws of the U.S. in Bermuda or in countries other than the U.S. where we or they have assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the U.S., or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the U.S. and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the U.S. based on civil liability, whether or not based solely on U.S. federal or state securities law, would not automatically be enforceable in Bermuda. There are grounds upon which a Bermuda court may not enforce the judgments of U.S. courts and some remedies available under the laws of U.S. jurisdictions, including some remedies available under U.S. federal securities laws, may not be permitted under Bermuda courts as contrary to public policy in Bermuda. Similarly, those judgments may not be enforceable in countries other than the U.S. where we have assets. Further, no claim may be brought in Bermuda by or against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial application under Bermuda law and do not have force of law in Bermuda; however, a Bermuda court may impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

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

          If either RAM Holdings or RAM Re were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of RAM Re, if it is entitled to benefits under the U.S. income tax treaty with Bermuda and if RAM Re were considered engaged in a trade or business in the U.S. through a permanent establishment, RAM Re could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the U.S., in which case its results of operations could be materially adversely affected. RAM Holdings and RAM Re are Bermuda companies. We intend to manage our business so that each of these companies should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the U.S., we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.

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

          For purposes of this discussion, the term “U.S. Person” means: (i) an individual citizen or resident of the U.S., (ii) a partnership or corporation created or organized in or under the laws of the U.S., or under the laws of any State thereof (including the District of Columbia), (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the U.S. is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

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

           Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. While there are no currently pending legislative proposals which, if enacted, would have a material adverse effect on us or our shareholders, it is possible that broader-based legislative proposals could emerge in the future that could have an adverse effect on us, or our shareholders.

           Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S., or is a PFIC or whether U.S. Persons would be required to include in their gross income the “subpart F income” or the RPII of a CFC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

Item 1B.	Unresolved Staff Comments

           Item 1B is not applicable to us because we are not an accelerated filer, large accelerated filer or well-known seasoned issuer.

Item 2.	Properties

           We maintain our executive office at RAM Re House, 46 Reid Street, Hamilton HM 12 Bermuda. We lease two floors of these premises, occupying approximately 4,590 square feet of space. We believe that our current facilities are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

           We are not involved in any material legal proceedings. In the ordinary course of its business, RAM Re engages in arbitrations under its treaty agreements.

Item 4.	Submission of Matters to a Vote of Security Holders

           There were no matters submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

           RAM Holdings’ common shares are traded in the U.S. on the NASDAQ Global Market under the symbol “RAMR.” As of April 13, 2009, the closing price for our common shares on NASDAQ was $0.21, and there were 19 shareholders of record of RAM Holdings’ common shares.

           The table below sets forth, for the quarters indicated the high and low sales prices per share of RAM Holdings’ common shares. The RAM Holdings’ common shares began trading on April 27, 2006.

	High	Low
2008:
Fourth Quarter	$2.10	$0.25
Third Quarter	$3.22	$0.89
Second Quarter	$2.52	$0.87
First Quarter	$5.08	$0.75
2007:
Fourth Quarter	$10.65	$4.62
Third Quarter	$16.62	$5.91
Second Quarter	$17.34	$14.88
First Quarter	$17.18	$13.99

          On March 16, 2009, RAM Holdings’ common shares were approved for a secondary listing and trade in Bermuda on the Bermuda Stock Exchange (“BSX”). If RAM requests delisting from the NASDAQ Global Market, RAM will seek approval for the BSX to become its primary listing. In addition, if RAM requests delisting from the NADAQ Global Market, RAM believes that RAM Holdings’ common shares will qualify for trading on the Pink Sheets for as long as market makers determine to make a market in its common shares.

Dividend Policy

           We have never declared or paid, and do not currently intend to pay, any cash dividends on our common shares. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant. Furthermore, we are a holding company and have no direct operations. Our ability to pay dividends depends in large part on the ability of RAM Re to pay dividends to us. RAM Re is subject to Bermuda laws and regulatory constraints which affect its ability to pay dividends to RAM Holdings. In addition, payments of principal to the holders of our $40.0 million aggregate principal amount of 6.875% Senior Notes due 2024, payments of dividends on our $75.0 million of Series A Preference Shares and payments of dividends on the $50.0 million Class B Preference Shares of RAM Re will receive priority over any payments of dividends on our common shares. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of restrictions on our ability to pay dividends.

           Set forth below is a line graph and a table comparing the dollar change in the cumulative total shareholder return on our common shares from April 27, 2006 (the date on which our common shares were first listed on NASDAQ) through December 31, 2008 against the NASDAQ Composite Index and the NASDAQ Insurance Index. The performance graph and table assumes $100 invested on April 27, 2006 in the shares of RAM Holdings, the NASDAQ Composite Index and the NASDAQ Insurance Index, and depicts the value on a quarterly basis thereafter to December 31, 2008. It also assumes that all dividends are reinvested.

Total Return RAM Holdings vs NASDAQ Composite vs NASDAQ Insurance

The performance reflected in the graph above is not necessarily indicative of future performance.

Item 6.	Selected Financial Data.

The following financial information for the five years ended December 31, 2008, has been derived from RAM’s Financial Statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7, and the Financial Statements and related notes located in Part II, Item 8. In particular, see Note 19 to the Financial Statements for a discussion of certain risks and uncertainties.

	As of and for the Year Ended December 31, (1)

	Consolidated 2008	Consolidated 2007	Consolidated 2006	Combined 2005	Combined 2004

	(Dollars in thousands, unless indicated otherwise)
Statement of Operations Data:

Gross written premiums	$(11,214)	$98,501	$73,219	$63,163	$63,732
Net written premiums	(11,723)	97,749	71,073	63,163	63,732
Net earned premiums	68,577	51,005	44,292	39,036	32,375
Net change in fair value of credit derivatives	7,968	(171,806)	3,190	(157)	4,350
Net investment income	29,307	33,148	24,236	18,201	16,824
Net realized investment gains (losses)	(2,356)	(3,604)	(1,002)	(1,583)	536
Net unrealized gain on other financial instruments	7,754	35,330	—	—	—

Total revenues	111,250	(55,927)	70,716	55,497	54,085

Loss and loss adjustment expenses	214,828	48,026	(2,781)	7,204	3,579
Acquisition expenses	30,576	18,418	16,315	14,424	12,634
Operating expenses	16,930	13,373	13,379	11,531	11,032
Interest expense	8,375	8,375	2,750	2,750	2,106

Total expenses	270,709	88,192	29,663	35,909	29,351

Net (loss) income	$(159,459)	$(144,119)	$41,053	$19,588	$24,734

Earnings per share
Basic	(5.85)	(5.29)	1.53	0.76	0.95
Diluted	(5.85)	(5.29)	1.53	0.75	0.95

Balance Sheet Data:

Investments and cash	$438,938	$717,037	$620,578	$475,978	$440,992
Deferred acquisition costs	74,795	87,304	73,838	66,220	58,653
Total assets	574,282	860,265	711,843	553,498	511,413
Reserve for losses and loss adjustment expense	95,794	63,798	14,506	16,595	15,493
Unearned premiums	158,594	239,957	192,641	163,769	139,632
Unsecured senior notes	40,000	40,000	40,000	40,000	40,000
Redeemable preference shares	75,000	75,000	75,000	—	—
Derivative liability	85,354	180,589	1,621	1,737	—
Total liabilities	484,924	607,953	332,576	230,842	199,908
Accumulated other comprehensive (loss) income	6,331	10,888	(5,497)	(4,540)	2,787
Shareholders’ equity	89,358	252,313	379,267	322,656	311,505
Book value per share	$3.28	$9.26	$13.93	$12.47	$12.02

(1)

Financial statement information included is on a consolidated basis for December 31, 2008, 2007 and 2006. Prior to that financial information is presented on a combined basis. See Note 1 in the audited financial statements.
Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation. See Note 2 to the audited financial statements.

	As of and for the Year Ended December 31,

	2008	2007	2006		2005	2004

	(Dollars in thousands, unless indicated otherwise)
Financial Ratios (Based on U.S. GAAP Income Statement Data):
Loss and loss adjustment expense ratio [1]	313.3%	94.2%	(6.3	) %	18.5%	11.1%
Acquisition expense ratio [2]	44.6%	36.1%	36.8%		37.0%	39.0%
Operating expense ratio [3]	24.7%	26.2%	30.2%		29.5%	34.1%
Combined ratio [4]	382.6%	156.5%	60.7%		85.0%	84.2%

Non-GAAP Supplemental Data:
Net par outstanding (in millions)	29,957	45,394	31,119		27,054	22,154
Net debt service outstanding (in millions)	50,731	71,911	50,944		41,535	34,957
U.S. Basis statutory capital and surplus (in millions) [5]	137.1	356.8	403.4		248.8	274.6

1	Calculated by dividing loss and loss adjustment expenses by net earned premiums

2	Calculated by dividing acquisition expenses by net earned premiums

3	Calculated by dividing operating expenses by net earned premiums

4	Loss, acquisition and operating expense ratio may not total combined ratio due to rounding

5	Our estimate of the sum of U.S. basis policyholder surplus and contingency reserve, as RAM Re files Bermuda statutory financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          We are rated A+ (with a negative outlook) by Standard &Poor’s and Baa3 (outlook developing) by Moody’s. We requested withdrawal of our Moody’s rating on March 17, 2009. On September 24, 2008, S&P lowered its financial strength rating of RAM Re to “A+”, with negative outlook. S&P stated that the “A+” rating, issued on September 24, 2008, reflects its view that the diversity and scope of RAM Re’s reinsurance relationships have suffered as more of the primary insurers’ new business production has declined in the current environment. These changes raise the likelihood in S&P’s view that RAM Re’s new business generation will be limited until the primary insurers can stabilize their franchises. The rating changes also reflect the difficulty S&P believes RAM Re may face, in light of the current environment, toward improving its historically below-average return on equity (ROE). Finally, S&P stated that the rating changes reflect S&P’s view of RAM Re’s weakened capital adequacy position, which is the result of a significant amount of projected losses relating primarily to reinsured subprime and second-lien RMBS and secondarily CDOs of ABS. Although the Company’s capital adequacy margin of safety in S&P’s analysis was at the low end of the range of 1.0x -1.1x, which exceeds S&P ‘A’ criteria of 0.8x, it has declined from prior years when the margin of safety was in excess of 1.25x. On December 4, 2008 Moody’s downgraded RAM to “Baa3”, with developing outlook. Moody’s stated that its rating action on December 4, 2008, reflected Moody’s views on RAM Re’s overall credit profile in the current environment, including the potential for increased losses among its mortgage-related exposures and significantly constrained new business prospects. Moody’s stated that the downgrade resulted from three primary factors, the first being Moody’s expectations of greater losses on mortgage-related exposures, reflecting continued adverse delinquency trends. Moody’s stated that although RAM Re has reduced the size of its RMBS and ABS CDO portfolios through recent commutation transactions with MBIA Insurance Corporation (“MBIA”) and Syncora Guaranty Re (formerly XL Financial Assurance Ltd.) (“XLFA”), loss expectations relating to RAM Re’s direct RMBS portfolio were material relative to capital. The second factor was Moody’s view of diminished business prospects as reflected by low underwriting volume. The third factor according to Moody’s was the Company’s impaired financial flexibility.

          The downgrades of our ratings by S&P and Moody’s have had a material adverse affect on our ability to compete, on the terms of our reinsurance and on our financial results. Due to adverse developments in the financial markets and the financial guaranty industry generally beginning in the latter half of 2007, as well as the downgrades of our ratings, we wrote only a modest amount of business in 2008 and have written no new business in 2009. In addition, due to the above mentioned downgrades, certain of the primary financial guarantors that have previously ceded business to RAM, which we refer to as “ceding companies,” have the right, after a cure period, to increase the ceding commission, as stipulated in the treaties, or terminate the treaties and recapture the business previously ceded to RAM Re whether written in financial guaranty or credit derivative form. To the extent policies are recaptured, RAM must forfeit to the ceding company an amount determined by formula under each treaty which generally consists of RAM’s allocated share of the U.S. statutory unearned premium, net of the ceding commission paid by RAM to the ceding company (subject to a penalty amount in some cases), and loss reserves established with respect to the policies ceded, as applicable.

Business strategy

           In response to the economic and rating events referenced above, we are continuing efforts that we began in 2008 to reduce the volatility of our insured portfolio and evaluate our business model:

•

Reducing our insured risk exposure: We commuted our entire insured portfolio assumed from Syncora Guaranty Re Ltd. and MBIA, effective July 25, 2008 and November 30, 2008, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of operations: Net income - Commutations”. As a result of these commutations, we reduced our exposure to the troubled sectors as follows:

•

Total 2005–2007 vintage US RMBS was reduced by $733.4 million par outstanding consisting of $609.2 million of second-lien RMBS (HELOCs and Closed-End Seconds) and $124.2 million of first-lien RMBS. As a percent of outstanding par at December 31, 2007, the commuted amounts represent 35.4% of total 2005-2007 vintage US RMBS, 50.7% of second-lien RMBS, and 14.3% of first-lien RMBS, respectively.

•

Total ABS CDO par outstanding, predominantly 2005-2007 vintages, was reduced by $1,149.9 million. As a percent of outstanding par at December 31, 2007, the commuted amount represents 81.6% of total ABS CDOs.

•

We commuted our entire insured portfolio assumed from Ambac Assurance Corporation effective April 8, 2009. See Note 27, “Subsequent Events,” in the notes to our consolidated financial statements. We are pursuing further commutations in cases where they can be negotiated at acceptable prices. In addition, we are pursuing legal actions against our ceding companies in cases where we dispute the validity of cessions made under our treaties or ceded losses.

•

Capital preservation and evaluation: We reduced our new business growth in 2008 and have not written any business to date in 2009. We are evaluating our capital position in light of the ongoing deterioration in the credit markets to determine whether we have sufficient capital in excess of that required to pay claims and other obligations under various stress scenarios to pursue opportunities to deleverage our capital structure by repurchasing our outstanding securities and, in the longer term, new business opportunities.

•

Reducing expenses: In order to reduce expenses we are actively considering whether to de-list our common shares from trading on NASDAQ and de-register our securities under the Securities Exchange Act of 1934 as promptly as possible after the filing of this annual report on Form 10-K. If we de-list and de-register, we would no longer file annual, quarterly and current reports or proxy statements with the U.S. Securities and Exchange Commission. We estimate that these actions will reduce our expenses by at least $2 million per year, although the full effect of this cost savings is not expected until 2010. We also requested on March 17, 2009 that Moody’s withdraw our financial strength rating on March 17, 2009, which will result in us no longer paying an annual fee to Moody’s. We are also evaluating other measures to reduce expenses.

          We are not seeking to write any new business in the near term, although we believe that if we are successful in the strategic measures set forth above, it will improve our position to potentially write new business in the future. We continue to evaluate our business model and may pursue a different set of strategies in the future. There can be no assurance that the strategies that have been implemented or that will be pursued in the future in connection with this evaluation will improve our business, financial condition, liquidity or results of operations or will not have a material adverse effect on the Company. Because we are not writing any new business, our Board may consider strategic options or determine to wind down the Company. See Item IA. Risk Factors - “We are not seeking to write any new business in the near term, and the lack of new premiums written could have a material adverse effect on our business, financial condition, liquidity and results of operations;” “We may not be able to execute our business strategy or any other strategic alternatives the Board may determine to pursue;” and “If RAM is unable to execute its business strategy or other strategic alternatives, the Board of Directors of RAM may determine that the best course of action is to commence an orderly winding up and liquidation of RAM Re’s operations over some period of time that is not currently determinable.”

Business operations

          During 2008, we wrote only a modest amount of new financial guaranty business as compared to prior periods. We have not written any financial guaranty reinsurance to date in 2009. The following discussion concerns our business operations during 2008 and prior.

           Our business consists of a single operating segment, financial guaranty reinsurance, the purpose of which is to indemnify a primary financial guarantor, against the portion of any loss it may sustain under financial guaranty policies it has ceded to us. We reinsure policies covering both U.S. and international exposures. We market our reinsurance directly through the execution of treaty and facultative contracts with primary insurers.

          Treaty reinsurance requires primary insurers to cede to us, and requires us to reinsure, financial guarantees for specific types of obligations as determined by the treaty terms. We have not renewed any of our reinsurance treaties in 2009. This means that we do not expect to write any financial guaranty reinsurance in the current year but this does not reduce our in-force business, unless the business is commuted or recaptured by the primaries. Facultative reinsurance, the reinsurance of individual policies, is subject to separate negotiation for each reinsurance cession. We continue to have facultative reinsurance agreements in place with the primaries under which we could reinsure business on a case by case basis. The initial underwriting of insured risks and the reporting of underwriting results to us are the responsibility of the primary insurers. As a result, we are highly dependent on the underwriting, operating and reporting standards of our primary insurers. The monitoring and oversight of primary insurers by RAM are integral parts of our business. These activities include reviews of the underwriting, risk management, surveillance and reporting practices of primaries both before entering into a reinsurance treaty and on an ongoing basis.

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

          During 2008 RAM Re renewed two treaties that were effective in the first quarter with AAA-rated ceding companies both of which were subsequently downgraded by Moody’s (but not S&P) to the Aa-level. The remaining treaties that were in effect in 2007 were either cancelled or expired in 2008. New business written in 2008 was minimal as a result of a number of factors arising out of the effect of the subprime and credit crisis on the financial guaranty industry, including the following:

•	RAM Re has been downgraded and was in a rating agency capital-constrained position

•	RAM Re discontinued treaties with four ceding companies that were downgraded below AAA

•	The two AAA-rated ceding companies with which RAM had treaties in 2008 wrote minimal new business volume.

•	Reduced structured finance issuances

•	Lower insured penetration of the public finance market

     We have not renewed our reinsurance treaties with any of the primaries or otherwise written any new business in 2009.

           Our revenues are derived principally from:

•	earned premiums from our reinsurance activities;

•	net investment income generated by our investment portfolio; and

•	gains (losses) in our credit derivatives portfolio and on other financial instruments.

           The written premiums we receive are directly related to the amount and type of business assumed from primary insurers under treaty and facultative reinsurance contracts as well as to prevailing premium rates at the time of reinsurance cessions. Written premiums are usually received on an upfront basis for public finance transactions and earned over the life of a policy, while premiums for structured finance transactions are typically written on an installment basis and earned ratably over the installment period. Investment income is primarily a function of invested assets and the market interest rates prevailing at the time of investing money, as well as the type, credit quality and maturity of the securities purchased. Unrealized gains (losses) on credit derivatives are a function of changes in estimated fair value of our assumed credit derivative transactions (primarily credit default swaps). U.S. GAAP requires us to recognize unrealized gains and losses on credit derivative contracts to the extent that the estimated fair value of these contracts change from the beginning to the end of each reporting period, which is referred to as “mark-to-market” accounting. We expect these unrealized gains or losses to fluctuate primarily based on changes in credit spreads and underlying collateral performance of the contracts reinsured by us except for unrealized losses associated with credit impairments. Because such contracts are typically held to maturity, unless actual losses are incurred due to defaults, the cumulative unrealized gains and losses will net to zero at the end of the contract. Unrealized gains (losses) on other financial instruments reflect estimated fair values of instruments required to be measured at fair value on the balance sheet. These gains or losses are expected to fluctuate based on current market trends and the financial strength of the Company, among other factors.

          Our expenses principally consist of:

•	losses and loss adjustment expenses;

•	acquisition costs;

•	operating costs; and

•	interest on long term debt and preference shares dividend expense.

Losses and loss adjustment expenses are a function of the amount and types of business we write and are based in part upon estimates of the case-basis and unallocated reserves as determined by the primary insurers, which are reviewed and revised by us as deemed appropriate, and related estimates by RAM Re management (See “Critical Accounting Policies — Losses and Loss Expense Reserves”). Acquisition costs are costs that vary with and are directly related to the production of new business. Certain acquisition costs are deferred and recognized over the period in which the related premiums are earned. Operating costs consist of general and administrative costs, which are primarily salaries and other employee-related costs. Operating costs do not generally vary with premium production. Interest expense is a function of outstanding debt and the contractual interest rate related to that debt, while dividends are a function of the amount of outstanding preference shares and the dividend rate on those preference shares.

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

          For several years prior to 2007, interest rates were relatively stable at low historical levels and credit spreads were generally historically “tight” or narrow and new aggregate business production of primary insurers was about flat through mid-2007, although varying considerably by primary insurer.

          In contrast, beginning in late 2007 through the present, a global credit crisis occurred, precipitated by heightened delinquencies and defaults in subprime mortgages which has spread to other types of mortgages and asset classes. This has resulted in dramatic widening of credit spreads, ratings downgrades of policies, a lack of price transparency, less liquidity and increased capital requirements for financial guarantors and other participants in the financial markets. As a result of these market conditions, pricing for the products we reinsure has improved (See Item 1. Business –” Pricing”). However, the difficult market conditions and recent rating agency actions have resulted in the reduction in our customer base and limited new business production from our existing customers (See Item 1. Business – “Customers”). We have suspended writing new business in 2009 and therefore will not benefit from the improved pricing in the market. If the adverse market conditions continue or worsen during 2009, we may incur greater losses, which would have an adverse effect on our business, financial condition, liquidity and results of operations. See Item I A. Risk Factors “Continuing adverse developments in the global economy and credit markets and their negative impact on RAM’s insured portfolio may continue to materially and adversely affect our financial condition, results of operations and future business.”

           In addition to broad economic cycles, the financial guaranty industry, along with other financial institutions, continue to be affected by specific credit events relating to insured obligations that expose guarantors to claims or potential claims. As can be seen in the current economic environment, the continued increase in mortgage delinquencies since late 2007 has resulted in the establishment of a significant amount of case-basis loss reserves being recorded on policies that have defaulted or have a high probability of defaulting and the widening of credit spreads has resulted in large unrealized losses being recorded on policies written on credit derivatives. The financial guaranty industry, including RAM, continues to be exposed to uncertainties around these events, including interest rates and housing prices, which may compromise an obligor’s ability to meet guaranteed obligations and result in claims. The Company continues to monitor these exposures and updates loss estimates as new information is obtained.

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

           Losses and Loss Expense Reserves. The estimated liability for losses and loss adjustment expenses consists of case reserves and unallocated reserves. Case reserves are established by the primary insurer and our proportionate share of these reserves is reported to us at least quarterly. Case reserves are established in an amount that is estimated to be sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under collateral and subrogation rights offset by the present value of installment premiums expected to be received. Case reserves are discounted by the ceding companies in accordance with discount rates prescribed or permitted by state regulatory authorities. We review and assess the ceded case reserves and our evaluation may result in the case reserve recorded by RAM Re differing from the amount reported to us by the primary insurer.

          To determine the adequacy of its aggregate reserves, the Company considers the case reserves established by its ceding companies for the exposures it has reinsured as well as the methodologies used by the ceding companies to calculate such ceded case reserves. When the ceding companies provide additional non-case-basis reserves associated with ceded exposures, the Company also takes these reserves into consideration and is generally included in our unallocated loss reserves if not already included in our case reserves. To further evaluate the ceded reserve amounts established by the ceding companies, the Company uses its own loss forecasting methodology. For RMBS, the Company takes into account the first loss protective features inherent in the structure of the insured exposure, collateral losses to date, current delinquency rates and loan product characteristics such as loan-to-value ratio and credit score. The first loss protection in most of the Company’s RMBS transactions is provided by excess spread, overcollateralization, subordination, and in some cases mortgage pool insurance.

          For RMBS, the Company’s loss reserving methodology assumes that all 90+ day delinquent loans are liquidated, and the loss severity for these loans is equal to 100% for second liens, 55% for subprime and 45% for Alt-A and Prime loans, while the remainder of the collateral pool experiences losses based on loss assumptions determined by the vintage year in the case of Home Equity Lines of Credit (HELOCs), Subprime, Alt-A and prime mortgages. Borrower credit quality is also considered in the case of Closed End Seconds (CES). Correlation is not one of the inputs in our loss reserving methodology for RMBS.

          The following table sets forth the general guidelines the Company uses for our remaining loss assumptions (expressed as a percent of the outstanding principal balance of loans less than 90 days delinquent) for 2005-2007 vintage US RMBS. Our exposures to US RMBS vintages from earlier vintages have minimal case reserves and are therefore analyzed using different assumptions applied on a case-by-case basis.

Product	Borrower Credit	2005 Vintage	2006 Vintage	2007 Vintage

HELOC	NA	15.0	25.0	30.0

Subprime	NA	6.0	15.0	25.0

CES	Good	6.0	20.0	35.0

CES	Fair	10.0	NA	40.0

CES	Poor	NA	NA	70.0

Alt-A	NA	12.0	18.0	18.0

Prime	NA	8.5	8.5	12.0

          Our risk management staff reviews each transaction and may make adjustments to the above assumptions depending on the information provided by the primaries and the historical performance of each transaction. Other key assumptions include the spread between the prime rate and 1-month LIBOR for HELOC transactions, which is assumed to be fixed at 240 basis points, and the remaining average life of the collateral pool, which is generally assumed to be four years.

          The following table summarizes the subordination and overcollateralization (“OC”) in the Company’s 2005-2007 US RMBS exposures by product type and vintage. The severity of loss (or loss given default) is the Company’s lifetime severity assumption. The table also sets forth the mortgage collateral lifetime default and cumulative lifetime loss rates that result from our modeling methodology, our assumptions and the performance to date of our exposures.

Product Type	Vintage	Remaining Subordination and OC (1)	Lifetime Default Rate (2)	Severity of Loss	Cum. Lifetime Loss (2)

HELOC	2005	2.0%	9.8%	100%	9.8%

HELOC	2006	0.3%	27.6%	100%	27.6%

HELOC	2007	6.3%	32.9%	100%	32.9%

CES	2005	19.2%	16.2%	100%	16.2%

CES	2006	0.5%	30.4%	100%	30.4%

CES	2007	2.5%	42.7%	100%	42.7%

Subprime	2005	11.3%	18.1%	55%	10.0%

Subprime	2006	36.1%	25.3%	55%	13.9%

Subprime	2007	12.7%	50.4%	55%	27.7%

Product Type	Vintage	Remaining Subordination and OC (1)	Lifetime Default Rate (2)	Severity of Loss	Cum. Lifetime Loss (2)

Alt-A	2005	25.6%	29.9%	45%	13.5%

Alt-A	2006	48.4%	50.2%	45%	22.6%

Alt-A	2007	14.4%	35.7%	45%	16.1%

Prime	2005	38.1%	14.1%	45%	6.3%

Prime	2006	12.4%	22.4%	45%	10.1%

Prime	2007	13.0%	28.8%	45%	12.9%

(1) Percent of current outstanding collateral balance.

(2) Percent of original collateral balance.

          If the Company’s remaining loss assumption is increased by 25% over our current assumptions (which approximates the effect of estimated peak monthly default rates continuing for an additional six months beyond the Company’s current nine-month assumption for second liens and 24-month assumption for first liens), we estimate the addition to our total loss and LAE reserve for 2005-2007 vintage US RMBS would be approximately $31.9 million.Management believes extending the peak default rate by 6 months is representative of a typical stress scenario and a prolonged recession period. Such estimated increase assumes our current remediation recovery estimates remain constant; however, our actual remediation recoveries could be lower than our current estimates if the sponsors of these transactions either: i) fail to honor their obligations to repurchase the mortgage loans; ii) successfully dispute the primaries’ breach findings; or iii) no longer have the financial means to fully satisfy their obligations under the transaction documents. In addition, such estimated increase does not include the effect of the stress scenario on approximately $89.1 million par outstanding of 2005-2007 vintage RMBS for which the Company has insufficient data to perform this analysis.

          The Company believes that its methodology for determining total loss and LAE reserves is appropriate based on the methodologies explained to the Company by the ceding companies used to determine ceding company reserves and the analysis performed by the Company, which validates or results in adjustments to the ceding company reserves. Although the Company believes its methodology for determining loss reserves is appropriate, there can be no assurance that actual, ultimate losses will not be higher or lower than the Company’s reserves. The ultimate performance of the Company’s RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables.

          Beginning in the fourth quarter of 2008, we reduced our case-basis loss reserves with respect to RMBS by the amount of expected recoveries from originators of the related RMBS transactions. Expected recoveries derive from contractual provisions in the related transaction documents which require that the originator repurchase securitized mortgage loans which do not conform to representations and warranties given by the originator at the time that the mortgage-backed securities were issued. The primaries are engaging in various forensic exercises in which they examine loan files to ascertain whether the loans conformed to the representations and warranties. The primaries then submit nonconforming loans to the originator for repurchases and in some cases, pursue legal actions against originators in cases where they refuse to repurchase the loans. Individual primaries began recording these remediation benefits in their case reserves in mid-2008, with all of our ceding companies recording remediation benefits at year end. Prior to the fourth quarter we did not have access to sufficient information to assess the reliability of the remediation benefits ceded by the primaries. In the fourth quarter, we began to record our pro rata share of the remediation benefits in the ceded case reserves as a result of additional supporting information received from the primaries,

          We also establish an unallocated reserve because we believe that additional losses are inherent in our portfolio of reinsured risks although we cannot currently specify which risks or where we have specified the risks but the losses are not sufficiently probable or estimable to establish case reserves.

          At December 31, 2008, and December 31, 2007, our balance sheet included reserves as follows:

	For the year ended December 31,
	2008	2007

	(Dollars in millions)
Case reserves	$81.8	$30.4
Unallocated reserves	$14.0	$33.4

Total Reserves	$95.8	$63.8

Estimates of our reserves for loss and loss adjustment expenses are substantially dependent on the surveillance activities and reserving policies of the primary insurers and our estimates are subjective and are based on the judgment of both the primary insurer and our senior risk and finance personnel and, therefore, the final liability may materially differ from amounts estimated and reserved.

          Our unallocated reserve estimate is primarily based on the composition of our outstanding par exposure and reserve factors that we apply to this exposure. As a result, in the absence of other offsetting developments, increases in outstanding par will result in increases in unallocated reserves. Our reserve factors, in turn, are the product of the ratios of (i) the unallocated reserves of our primary insurer customers relative to their outstanding exposures weighted by (ii) the credit risk of our outstanding exposure relative to the credit risk of the portfolios of our primary insurer customers, where the ratio in (i) is calculated by dividing unallocated reserves carried by our primary insurers by their net par outstanding and the ratio in (ii) is calculated by dividing the weighted average capital charge for our outstanding par by the weighted average capital charge for the primary insured portfolio. RAM Re’s insured portfolio is segregated by primary insurer, and the ratios in (i) and (ii) are calculated individually by primary insurer. Our credit risk is determined by the ratio of our weighted average capital charges (a commonly recognized measure of credit risk promulgated by S&P) to the weighted average capital charges of our primary insurer customers. The following provides a numerical example of the mechanics of calculating the reserve factors.

          If we assume (i) the ratio of a ceding company’s unallocated reserves to its outstanding par was .05% (or .0005) and (ii) the ratio of our weighted average capital charge to that of the ceding company was 125% (or 1.25), then our unallocated reserve factor would be .000625, calculated as the product of the two ratios, (i) .0005 multiplied by (ii) 1.25, and the resultant factor of ..000625 would be applied to the outstanding par ceded to us by that particular primary insurer, such that for each $1 billion of outstanding par ceded to RAM Re we would have an unallocated reserve of $625,000. The calculation described is performed individually for each of RAM Re’s major ceding companies and the resulting reserve factor is applied to our outstanding par ceded by that ceding company. Therefore, under our reserving practices, our unallocated reserves would be affected by occurrences such as changes in the reserving practices of the primary insurers (which could occur if estimates of default frequency or severities of loss were to change), changes in the weighted average capital charge for our portfolio exposures versus those of ceding companies (which could occur if modifications of capital charges by S&P were to impact RAM Re and the primary insurers differently) or developments in the credit quality of our portfolio relative to primary insurers. For example, if the reserve factors applied at December 31, 2008 were calculated as the product of (1) the highest ratio of unallocated reserves to outstanding par that we have calculated for each ceding company during the years 2006, 2007 or 2008 and (2) the highest ratio of our weighted average capital charge to the weighted average capital charge of each ceding company that we have calculated during the years 2006, 2007 and 2008, the calculation of unallocated reserves would have resulted in a value that was $5.0 million, or 35%, greater than that recorded at December 31, 2008. We believe that developments resulting in a change in unallocated reserve of this magnitude are reasonably possible in that the values employed in the above calculation, although they did not occur simultaneously, are based on actual past experience. We can provide no assurance that conditions resulting in a material increase in reserves of that amount or greater amounts will not develop or that final claim liabilities will not materially differ from amounts estimated and reserved. An increase in unallocated reserves, in the absence of any offsetting claims related activity, would directly impact reported financial results by increasing incurred losses and would also affect financial position by increasing the unallocated reserve balance, although an increase would not by itself impact liquidity in that the unallocated reserve does not affect cash flows.

          RAM Re’s unallocated reserve is reviewed periodically by the Management Committee and the estimate may be modified if industry experience or company specific-developments are judged to warrant such an adjustment. For example, as at December 31, 2008, some of the primaries increased the unallocated reserves for residential mortgage-backed securities, which has been reflected in our unallocated loss reserve calculation, as discussed in the following paragraph.

          Since mid-2007, there has been considerable stress in the U.S. residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. The Company is exposed to U.S. residential mortgages through our reinsurance of residential mortgage-backed securities, or “RMBS”, and indirectly through our guarantees of collateralized debt obligations or “CDOs”. CDOs are securities backed by portfolios of assets that may include a combination of bonds, loans, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. As of December 31, 2008 and 2007, we established $48.2 million and $26.4 million, respectively, of case reserves relating to 2005-2007 RMBS and $8.9 million and $15.6 million, respectively, of unallocated loss reserve relating to RMBS losses that are probable. The December 31, 2008 unallocated reserves for 2005-2007 RMBS is made up of $26.5 million unallocated loss reserves offset by $17.6 million transferred to case reserves in 2008. This addition to unallocated loss reserves is an extension of our reserving methodology and is based generally on increases in unallocated reserves for RMBS by our primary insurers. Additionally, the Company monitors credit impairments relating to CDOs (see “non GAAP measures).

          Estimates of our reserves for losses and loss adjustment expenses are substantially dependent on the surveillance activities and reserving policies of our primary insurer customers and such estimates are subjective and are based on the judgment of our senior risk and finance personnel and, therefore, the final liability may materially differ from amounts estimated and reserved.

          Valuation of Derivative Financial Instruments. Certain transactions reinsured by the Company meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”), and require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. RAM’s exposure to credit derivative instruments is through reinsurance of credit default swap (“CDS”) contracts issued by ceding companies. These contracts are held to maturity by the ceding companies and were generally considered risk remote at underwriting because at origination they insured highly rated tranches of structured CDS obligations with significant first loss protection. Management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance but they do not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FAS 149. Therefore, we are required to account for these assumed credit default swaps on the balance sheet at fair value and changes in fair value due to market conditions are reported in our Consolidated Statement of Operations. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statement of Operations. The “Realized gains and losses and other settlements” component of this change in fair value includes, net premiums earned on credit derivative policies, including current premiums receivable on assumed credit derivative polices, net of ceding commissions, and loss payments to the reinsured including losses payable upon the occurrence of a credit event. The “Unrealized gains and losses” component of the “Net change in fair value of credit derivatives” includes all other changes in fair value, including changes in instrument specific credit spreads.

          Through June 30, 2007, RAM valued its credit default swap portfolio using an internally developed model. While the model estimated an appropriate fair value during normal market conditions, the internal model output would not fully reflect the effect of market conditions and the large changes in credit spreads being experienced. Management therefore determined that a more appropriate basis for our estimate of fair value was to use as a key input, from September 30, 2007 onward, the valuation information provided to us by our ceding companies. RAM participates in credit default swaps through a reinsurance treaty with a ceding company and therefore the contract to be valued is a reinsurance contract on a derivative. This contract is not identical to the underlying credit default swaps. In particular, although RAM’s contract allows it to share in the economic results of the underlying contracts, it does not provide rights to the same information that the ceding companies have access to. Under FAS 157, the fair value of RAM’s contract represents the exit price that would be paid to a market participant to assume the reinsurance contract as written; that is, the amount the market participant would require to assume RAM’s potential obligations under the contract with the same contractual rights and obligations, including those which limit the information about the ceding companies’ underlying contracts that are being reinsured. Given the contractual terms that exist, RAM believes that an exit market participant would look to the information that is available from the ceding companies to determine the exit value of RAM’s reinsurance contract. The primary insurers underwrite each of the transactions underlying the reinsurance contract and they have access to all the underlying data related to the transactions. The ceding companies use their own internal valuation models where market prices are not available. RAM employs procedures to test the reasonableness of the mark both in process and absolute terms because we believe that an exit market participant would perform similar procedures when determining an exit price for our reinsurance contract. If it appears that the fair values generated by the ceding companies internal models and reported to RAM are consistent with macro spread movements and general market trends, and RAM believes that the modeling and assumptions that drive the modeling are reasonable (based on RAM’s ceding company audits and review of publicly available information), RAM will use the mark provided by the ceding company as a key input in the determination of the fair value of reinsurance contract. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps insured by ceding companies and reinsured by us. Therefore, due to the limited availability of quoted market prices for these derivative contracts and the inherent uncertainties in the assumptions used in models, different valuation models may produce materially different results and be materially different from actual experience. In addition, due to the complexity of fair value accounting and the application of FAS 133 and FAS 157, future amendments or interpretations of FAS 133 and FAS 157 may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results.

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

•

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

•

Financial guarantors are not entitled to terminate a CDS contract they write that is “in-the-money” and realize a profit on such a position. A counterparty to a CDS contract written by a financial guarantor generally is not able to force the financial guarantor to terminate a CDS contract that is “out-of-the-money.”

•

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

          As a result of these differences, we believe there have been few, if any, relevant third-party exit transactions for CDS contracts written by financial guarantors. In the absence of a principal exit market, a financial guarantor determines the fair value of a CDS contract it writes by using an internally developed model, as more fully discussed below.

Fair Value Modeling

          Each ceding company uses its own internal valuation models where market prices are not available. Given the contractual terms of RAM’s reinsurance that limit its access to the terms of the underlying credit derivatives, which are highly individualized, and the underlying loan level data, RAM believes that an exit market participant would look to the information that is available from the ceding companies to determine the exit value of RAM’s reinsurance contract, as discussed above. Therefore, the Company, in determining the fair value of derivative instruments, uses credit derivative contract valuations from its ceding companies as a key input. Management then assesses the reasonableness of the ceding companies’ valuations on a quarterly basis by i) discussing with primary insurers their mark-to-market valuation methodology including the nature of changes in key assumptions, ii) reviewing the primaries’ publicly available information regarding their mark-to-market process, including methodology and key assumptions, and iii) analyzing the movement of each individual derivative policy compared to observable market data, including credit spread movements and collateral delinquency information. Spreads and the related movements quarter to quarter are identified from observable market information such as indices, including the CDX, ABX, CMBX and LCDX indices, as related to specific types of derivative contracts. Overall, the relationship between the widening of credit spreads and fair value is not a linear one due to the mix of policy types (duration, rating, and maturities) within the portfolio. Therefore it is difficult to calculate the actual magnitude of any increase/decrease in the unrealized gain/(loss) with the movement of spreads alone. Additionally, there are many other assumptions that drive the ceding companies’ ultimate fair value assessment namely, asset recovery assumptions, correlation across asset assumptions, discount rate used, time to maturity, timing of default assumptions and collateral posting requirements, where applicable. So while spreads are a significant driving factor in models of fair value they are not the only ones. Changes in correlation and recovery assumptions can result in valuations moving more or less than the absolute movement of spreads. RAM’s reinsurance contracts do not provide rights to the detailed underlying data for each policy, or the inputs and assumptions used to obtain the fair valuations as calculated by the ceding companies, and therefore RAM can only generally analyze the fair valuations for consistency with market movements, in conformity with the manner in which RAM believes an exit market participant would analyze the fair valuations given the contractual terms of RAM’s reinsurance.

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

•

The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of subordination and composition of collateral.

•

The model maximizes the use of market-driven inputs whenever they are available. The key inputs to the model are market-based spreads for the collateral, and the credit rating of referenced entities. These are viewed by us to be the key parameters that affect fair value of the transaction.

•	The primaries are able to use actual transactions to validate their model results and to explain the correlation between various market indices and indicative CDS market prices.

•

The model is a well-documented, consistent approach to valuing positions that minimizes subjectivity according to its users. Each company has developed a hierarchy for market-based spread inputs that helps mitigate the degree of subjectivity during periods of high illiquidity.

The primary weaknesses of the Premium Method of valuing CDS are:

•	There is no exit market or actual exit transactions. Thus the exit market is a hypothetical one based on each primary’s entry market.

•	There is a very limited market in which to verify the fair values developed by the model.

•

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

•

The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.

•

The primary believes its model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity. The primary has also developed a hierarchy for market-based spread inputs that helps reduce the level of subjectivity, especially during periods of high illiquidity.

•

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

The primary weaknesses of the Expected Loss Method of valuing CDS are:

•	There is no market in which to verify the fair values developed by the model, and at December 31, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

•	There is diversity of approach to estimating the fair value of these transactions among the financial guarantee insurance companies.

•

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

          On January 1, 2008, the Company adopted FAS 157. Under FAS 157, the use of valuation information provided to us by our ceding companies as a key input remains appropriate for the reasons described above, Under FAS 157, the fair value of RAM’s contract represents the exit price that would be paid to a market participant to assume the reinsurance contract as written; that is, the amount the market participant would require to assume RAM’s potential obligations under the contract with the same contractual rights and obligations, including those which limit the information about the ceding companies’ underlying contracts that are being reinsured. Given the contractual terms that exist, RAM believes that an exit market participant would look to the information that is available from the ceding companies to determine the exit value of RAM’s reinsurance contract, as discussed above. In compliance with the requirements of FAS 157, the Company adjusts the fair value of its credit derivatives liabilities to account for RAM’s own non performance risk.

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

          Valuation of Other Financial Instruments. The put option relating to the Company’s preference share soft capital facility of $50.0 million, which is described in more detail under “Liquidity and Capital Resources – Capital Resources”, is a financial instrument and is fair valued with the fair value measurement representing the value to the Company in the current market environment. The gain or loss on the put option is recorded on the consolidated balance sheet and changes in fair value are reported through the statement of operations in “Unrealized Gain/(Loss) on Other Financial Instruments”. Unobservable inputs are used to value the put option and include assumptions regarding the creditworthiness of the Company and the structure of the facility as well as other similar instruments in the market. Subsequent to year end, on February 17, 2009, the put option was exercised. Preferred shares were issued with a fair value of $8.1 million and $41.9 million was recorded as a realized gain in the fair value in the statement of operations.

          Valuation of Investment Portfolio. Our investment securities are designated as available for sale in accordance with Statement of Financial Accounting Standards No. 115 (“FAS 115”), “Accounting for Certain Investments in Debt and Equity Securities”. Available for sale investments are carried at fair value, with unrealized appreciation or depreciation reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The Company’s fair values of fixed maturity and short-term investments are based on prices obtained from nationally recognized independent pricing services. All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of fixed maturity investments are determined on the basis of amortized cost. Gains and losses on sale of investments are included in investment income when realized. The cost of securities sold is determined using the specific identification method. Short-term investments are carried at amortized cost, which approximates fair value, and include all securities with maturities greater than 90 days but less than one year at time of purchase. We have a formal review process for all securities in our investment portfolio, including a review for other than temporary impairment losses. All declines in fair value below cost that are considered other than temporary are recognized in income. Factors management considered when assessing other than temporary impairment include, but are not limited to: (i) securities with market values having declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) recent credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in “Accumulated other comprehensive income” on our balance sheet. If we believe the decline is “other than temporary,” we write-down the carrying value of the investment and record a loss on our income statement. Our assessment of a decline in value includes our current judgment of the factors noted above. If that judgment changes in the future, we may ultimately record a loss after having originally concluded that the decline in value was temporary. The Company’s investment guidelines require the orderly sale of securities that do not meet investment guidelines due to a downgrade by rating agencies or other circumstances, unless otherwise authorized by management to hold.

          We have provided tables to summarize unrealized losses in our investment portfolio in our financial statements provided in Item 8 – “Financial Statements and Supplementary Data” in this annual Form 10-K filing.

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

          When assessing the recoverability of deferred policy acquisition costs, the Company considers the future earnings of premiums paid upfront, the estimated present value of net installment premiums to be received and anticipated investment income and compares this to the sum of unamortized policy acquisition costs and expected loss and loss adjustment expenses. This comparison is completed by underwriting year and risk type. If a premium deficiency were calculated the unamortized acquisition costs would be reduced by a charge to expense.

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

          For fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, FASB statement No.163 “Accounting for Financial Guarantee Insurance Contracts” (“FAS 163”) is effective. FAS 163 clarifies how FASB Statement No.60 “Accounting and reporting by Insurance Enterprises” applies to financial guaranty insurance contracts. FAS 163 is focused on the recognition and measurement of premium revenue and claims liabilities, along with additional disclosure requirements for financial guaranty contracts. Premium revenue will be recognized as a function of the amount of insurance protection provided over the contract term and the adjustment from the current measurement of premium revenue will be recognized as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2009

Results of Operations

Year Ended December 31, 2008 Compared to December 31, 2007 and Year Ended December 31, 2007 Compared to December 31, 2006

          Net Income. Net (loss) income was $(159.5) million in 2008, $(144.1) million in 2007, and $41.1 million in 2006. The increase in net (loss) for the year ended December 31, 2008, compared to 2007, of $15.4 million or 10.7% is due primarily to the following factors:

•

Loss and loss adjustment expenses of $214.8 million during 2008, an increase of $166.8 million over the $48.0 million for the comparable 2007 period primarily associated with the continued deterioration in the performance of reinsured RMBS. Included in the loss and loss adjustment expenses is a net loss on commutations of $45.9 million (see “Commutations” below).

•

Unrealized gains on credit derivatives of $94.3 million for the year ended December 31, 2008, an increase of $272.1 million over the losses of $(177.8) million in 2007. The increase is a result of (i) a decrease in net unrealized losses of $203.3 million due to the adjustment for RAM’s own non-performance risk under FAS 157, (ii) a reduction in unrealized losses in 2008 of $232.0 million due to the commutations with XLFA and MBIA, offset by (iii) an increase in unrealized losses due to the continuing deterioration in subprime mortgage assets and the corresponding widening credit spreads in the market. The unrealized gains on credit derivatives in 2008 are reduced by the realized losses of $86.3 million primarily relating to the payments made to XLFA and MBIA on commutations (see “Commutations” below).

•

The decrease in net income of $185.2 million in 2007 relative to 2006 is primarily the result of (i) a year-over-year increase of $50.8 million in losses and loss adjustment expenses, (ii) $177.8 million in losses on credit derivatives in 2007 due to widening credit spreads and the deterioration of underlying collateral, compared to immaterial unrealized losses during 2006, offset by (iii) a $35.3 million unrealized gain in 2007 on the fair value of the put option on the Company’s preference share soft capital facility in 2007 compared to $Nil in 2006, and (iv) an $8.9 million increase in investment income in 2007 compared to 2006.

•	Commutations:

MBIA commutation:

Effective November 30, 2008, RAM Re entered into a Commutation Agreement with MBIA Insurance Corporation and its affiliates (“MBIA”) to commute its entire portfolio of business previously assumed from MBIA back to MBIA. As consideration for the commutation RAM Re paid MBIA $156.5 million. The commutation reduced the outstanding par amount of RAM’s insured portfolio by $10.6 billion, including $439.3 million of collateralized debt obligations of asset-backed securities (ABS CDOs) (all structured as credit derivatives), $2.4 billion of collateralized debt obligations of commercial mortgage-backed securities (CMBS CDOs) and $453.0 million of 2005 - 2008 vintage U.S. RMBS.

The effect of the MBIA commutation on the Company’s results of operations was to (i) reduce gross written premiums and unearned premiums by $36.4 million, resulting in no impact on earned premiums (ii) increase realized losses on credit derivatives by $25.5 million and decrease unrealized losses on credit derivatives by $136.1 million, and (iii) increase loss and loss adjustment expenses by a loss of $61.4 million, resulting in an overall gain to net income at the time of commutation of $49.3 million.

XLFA commutation:

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

Other commutations:

During the second quarter of 2008, the Company commuted $1 billion in par outstanding on policies with two primary insurers. All the Company’s obligations with respect to the commuted policies were terminated on commutation. The effect of these commutations on the Company’s income statement was to reduce (i) net earned premiums by $1.8 million and (ii) acquisition expenses by $0.6 million, giving an overall reduction to net income of $1.2 million. The net income effect was the result of paying back the primary insurers statutory unearned premiums, net of ceding commissions, which earn on a slower basis than GAAP premium earnings

In December 2008 RAM Re commuted a further $158.3 million in par outstanding on two policies with another primary insurer. One policy was a partial commutation of $41.8 million par outstanding on a 2007 subprime RMBS whereas RAM Re’s total obligations on the second policy were terminated fully. The Commutation payment of $3.1 million reduced the total loss reserve accordingly.

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

CDS contract revenue has been reclassified in the consolidated statement of operations (see above derivative instruments accounting policy note for further details). Amounts relating to CDS contracts within “net earned premiums”, “acquisition expenses” (or ceding commissions) and “loss and loss adjustment expenses” have been reclassified to “realized (losses) gains and other settlements on credit derivatives”. The Company has reclassified all CDS-related balances in the consolidated balance sheet included in “unearned premiums” to “derivatives liabilities”. The balances on the Company’s balance sheet as of December 31, 2007, and related statements of operations and comprehensive income and cash flows for the years ended December 31, 2007 and 2006, affected by the reclassifications are as follows:

Consolidated Balance Sheets	As of December 31, 2007

Liabilities:	As previously reported	As reclassified

Unearned premiums	$242,829,191	$239,957,383
Derivative liabilities	177,717,110	180,588,918
Total liabilities	607,953,061	607,953,061

Consolidated Statement of Operations	Year Ended December 31, 2007		Year Ended December 31, 2006

	As previously reported	As reclassified	As previously reported	As reclassified

Gross premiums written	$108,749,672	$98,500,663	$77,631,605	$73,218,339
Change in unearned premiums	(47,935,507)	(46,744,694)	(26,650,681)	(26,780,438)
Net earned premiums	60,062,637	51,004,441	48,835,265	44,292,242
Realized gains and other settlements	—	5,971,020	—	3,203,910
Unrealized losses on credit derivatives	(177,777,141)	(177,777,141)	(14,426)	(14,426)
Acquisition expenses	21,504,966	18,417,790	17,654,466	16,315,353
Net income	(144,119,582)	(144,119,582)	41,052,840	41,052,840

Statement of Consolidated Cash Flows	Year Ended December 31, 2007		Year Ended December 31, 2006

Cash flows from operating activities:	As previously reported	As reclassified	As previously reported	As reclassified

Unearned premiums	$48,506,826	$47,316,014	$28,742,035	$28,871,792
Derivative liability	—	1,190,812	—	(129,757)
Net cash flows provided by operating activities	84,500,588	84,500,588	57,096,137	57,096,137

          Gross Written Premiums. Gross written premiums were $(11.2) million in 2008, compared to $98.5 million for 2007. Excluding the effect of the commutations during the year, gross premiums written for 2008 were $46.8 million, a decrease of $51.7 million or 52.5% in comparison to the 2007 period. Gross written premiums were $98.5 million in 2007, an increase of 34.6% from $73.2 million of gross written premiums in 2006. The decrease in gross written premiums in 2008 relative to 2007 was a result of a number of factors arising out of the effect of the subprime and credit crisis on the financial guaranty industry as discussed in the “Overview” above, along with the reduction in treaties the Company had in place during 2008 as compared to 2007. The increase in gross written premiums in 2007 relative to 2006 is the combined result of two new treaties with two of our primaries, which contributed $26.1 million for the year ended December 31, 2007, along with an overall increase in market volume in 2007 over prior year.

          Public finance gross written premiums, excluding the premiums returned on commutations, were $24.0 million in 2008, 67.2% less than in 2007 when public finance written premiums were $73.1 million. Public finance gross written premiums increased by 51.0% in 2007, from $48.4 million in 2006. The decrease in public finance gross premiums written in 2008 is a result of a reduction in the number of ceding companies we assume business from, a decline in the cessions from our ceding companies due to lower insured penetration of the public finance market and ceding companies ceding minimum amounts under the treaties. The increase in public finance gross premiums written in 2007 as compared to 2006 is largely due to the new treaties in 2007, along with increases within our existing treaties.

          Structured finance gross written premiums, excluding the premiums returned on commutations, were $22.8 million in 2008, a decrease of 10.2% from $25.4 million in 2007. Structured finance gross written premiums in 2007 increased by 2.4% from $24.8 million in 2006. Structured finance written premiums declined in 2008 over 2007, largely the result of the commutation of MBIA and XLFA during the year, which reduced the quarterly installment premiums written. Structured finance written premiums grew in 2007 over 2006 as a result of the new treaties along with increased cessions from our other primaries for 2007 over prior years.

The following table sets forth the amounts of gross written premiums by product line:

	For the Year Ended December 31,

	2008	2007	2006

	(Dollars in millions)
Public Finance	$24.0	$73.1	$48.4
Structured Finance	22.8	25.4	24.8
Commuted	(58.0)	—	—

Total gross premiums written	$(11.2)	$98.5	$73.2

          Gross written premiums are highly dependent upon the amount of business ceded by the primary insurers which, in turn, is related to the overall volume of business they underwrite, and the size and type of obligations they insure. In general, a growing volume of insured business, a stable or growing usage of reinsurance and higher premium rates will benefit our gross written premiums. During 2008, RAM Re renewed two treaties that were effective in the first quarter with AAA-rated ceding companies, which were subsequently downgraded by Moody’s (but not S&P) to the Aa-level. The remaining treaties that were in effect in 2007 were cancelled or expired in 2008. New business written for 2008 was minimal as a result of a number of factors arising out of the effect of the subprime and credit crisis on the financial guaranty industry as discussed in the “Overview” above. During 2007, the aggregate gross premiums written ceded by our three largest customers was slightly below the level of premiums written in 2006. While these customers ceded premiums written slightly below prior years, our other primaries with new treaties ceded the remaining increase in premiums written in 2007 over 2006. The average premium rates for public finance business assumed by RAM Re in 2008 were above the average rates of 2007, and the average premium rates for public finance business assumed by RAM Re in 2007 had been comparable to those of 2006. Structured finance business assumed by RAM Re in 2008 had average premium rates above those of 2007, while 2007 average premium rates for structured finance business assumed by RAM Re were lower than those of 2006. Premium rates reflect market conditions, the type and mix of business ceded by RAM Re’s customers and the credit quality of such business so that an increase or decrease in average premium rates is the result of a several factors.

          Net Written Premiums. Net premiums written were $(11.7) million in 2008, compared to $97.7 million in 2007. Net written premiums in 2008 reflect ceded premiums of $0.5 million compared to $0.8 million in 2007. Excluding the effect of the commutations during the year, net premiums written for 2008 were $46.3 million, a decrease of $51.4 million or 52.6% in comparison to the 2007 period. Net premiums written were $97.7 million in 2007, a 37.4% increase over the 2006 level of $71.1 million. Net written premiums in 2006 reflected ceded premiums of $2.1 million, the first such activity for RAM Re. During 2008, we ceded premiums of $1.0 million pursuant to an agreement under which RAM retrocedes a portion of business in excess of specified levels of par exposure that we have assumed from a single issuer, additionally $(0.5) million of premiums previously retroceded were returned to RAM relating to underlying policies which were commuted by RAM during the year. Our purchase of reinsurance protection does not relieve us of the full liability that we assumed from our ceding companies. In the event that a reinsurer of RAM is unable to meet its obligation under a retrocession agreement, we would continue to be liable to ceding companies in the full amount of their cession to RAM. RAM currently has one retrocession agreement in place with a company rated Ba1 by Moody’s and BBB- by S&P (a “AA” rated financial guaranty company at the time of writing the agreement). This agreement has been terminated on a “run-off” basis effective December 31, 2008. As a result of the downgrade of the retrocessionaire, the Company has the right to terminate the agreement on a “cutoff” basis and recapture all the policies previously ceded. The Company has not exercised this right as of April 13, 2009.

          Net Earned Premiums. Net earned premiums were $68.6 million in 2008, 34.5% above 2007 earned premiums of $51.0 million. In 2007, earned premiums increased by 15.1% from $44.3 million of earned premiums in 2006. The increase in 2008 as compared to 2007 is primarily due to a significant increase in refundings in 2008. Refundings for the year ended December 31, 2008 were $23.7 million, compared to $5.7 million for the comparable 2007 period. Accelerated earnings from refundings were $6.3 million in 2006. The refundings primarily resulted from issuers terminating certain variable rate demand bonds and auction rate securities and issuing fixed rate bonds as interest rates on insured bonds increased due to deteriorating credit of the insurers. Refundings represent an acceleration of earned premiums that occurs when an obligation that we have reinsured is retired or defeased prior to its scheduled maturity which, in turn, results in the recognition of any remaining unearned premiums and deferred policy acquisition costs associated with the obligation. The significant increases in upfront written premiums from the public finance business in past years, and growth in installment premiums from the structured finance business assumed in prior years contributed to the increase in 2007 as compared to 2006.

The following table sets forth net earned premiums by product line:

	For the Year Ended December 31,

	2008	2007	2006

	(Dollars in millions)
Public Finance	$44.6	$27.5	$25.8
Structured Finance	24.0	23.5	18.5

Total net earned premiums	$68.6	$51.0	$44.3

          Net Change in Fair Value of Credit Derivatives: The net change in fair value of credit derivatives consists of the following related to our credit derivative policies:

	For the Year Ended December 31,

	2008	2007	2006

Change in fair value of credit derivatives:
Credit derivative premiums received and receivable	$12.4	$9.1	$4.5
Acquisition expenses on credit derivatives	(3.5)	(3.1)	(1.3)
Losses and loss adjustment expenses	(95.2)	—	—

Realized (losses)/gains and other settlements	(86.3)	6.0	3.2

Unrealized gains (losses)	94.3	(177.8)	—

Net change in fair value of credit derivatives	$8.0	$(171.8)	$3.2

          Net change in fair value of credit derivatives was $8.0 million in 2008 compared to $(171.8) million in 2007 and $3.2 million in 2006. The movement in the net change in fair value of credit derivatives is driven by the following factors:

•

Realized (losses) gains and other settlements consists of credit derivative premiums received and receivable, which represents premium income relating to credit default swap policies (net of acquisition expenses) and loss and loss adjustment expenses on those policies. Included within realized gains and other settlements were premiums received and receivable of $12.4 million in 2008, an increase of 36.3% above 2007 premiums of $9.1 million. In 2007, premiums received and receivable increased by 102.2% from the $4.5 million in 2006. The growth in premiums received and receivable in 2008 over 2007 and 2007 over 2006 is due to the new treaties written in 2007 along with increased cessions from our primaries for 2007.

Also included within realized gains and other settlements in 2008 were losses and loss expenses of $95.2 million compared to $Nil for the comparable 2007 and 2006 periods. The 2008 amount included $69.7 million relating to the XLFA credit derivative policies and $25.5 million relating to MBIA credit derivative policies which were commuted during the year. The total $95.2 million realized losses on commutation of credit derivatives policies is offset by a reduction in unrealized losses on credit derivative policies on commutations of $136.1 million and $95.9 million, relating to MBIA and XLFA, respectively. The overall net gain on commutations relating to credit derivative policies, included within the net change in fair value of credit derivatives was $136.8 million.

•

The net unrealized gains for the year ended December 31, 2008 were $94.3 million, a change of $272.1 million over the unrealized losses of $177.8 million in 2007. The unrealized gains in 2008 include reduction of previously recorded unrealized losses of $136.1 million and $95.9 million on commutations with MBIA and XLFA, respectively, as discussed above, offset by increased unrealized losses on credit derivative policies during the period. This increase in unrealized losses is primarily due to the continuing deterioration of underlying collateral on these policies and the corresponding widening credit spreads in the market, offset by the adjustment for RAM’s own non-performance risk in accordance with FAS 157 which was adopted at January 1, 2008. RAM is required to comply with FAS 157, which requires the Company to adjust for its own non-performance risk when measuring the fair value of its derivative liabilities. The effect of the change in RAM Re’s risk of non-performance can result in large variations in the credit derivative liability quarter- on-quarter, which is based on how the market perceives RAM Re’s creditworthiness. The effect of the FAS 157 adjustment for RAM’s creditworthiness resulted in a gain of $203.3 million to the net mark-to-market charge during the year ended December 31, 2008.

Net unrealized losses on credit derivative contracts were $177.8 million in 2007, compared to immaterial unrealized losses in 2006. The significant increase in net unrealized losses on derivative financial instruments reported during 2007 was primarily due to the deterioration in subprime mortgage assets and the corresponding widening credit spreads in the market. The Company also monitors credit impairments (see “non GAAP measures” below).

          In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of its derivative liability. The effect of applying this requirement in 2008 was a reduction in the Company’s derivative liability of approximately $203.3 million at December 31, 2008 (see “FAS 157 disclosures” below for further information on this adjustment).

          The unrealized gain or loss on credit derivatives will change based on the underlying assumptions and information used in the models and may not be indicative of ultimate claims. The credit derivative contracts we reinsure require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation. Credit derivative exposures are substantially similar to financial guaranty insurance contracts and provide for credit protection against payment default. We view our assumed reinsurance of credit derivative policies to be an extension of normal financial guaranty business and typically intend to hold derivative financial instruments to maturity, so that in the absence of an actual loss, the changes in fair value estimates will net to zero over the term of the assumed business. Changes in the fair value of our derivative contracts do not reflect expected or actual claims or credit losses, unless otherwise identified as impairments, and have no impact on the Company’s claims-paying resources, rating agency capital or regulatory capital positions.

          Net Investment Income. Net investment income of $29.3 million in 2008 was 11.5% below the $33.1 million recorded in 2007, while the 2007 level represented a 36.8% increase from the $24.2 million recorded in 2006. During 2008, net investment income decreased relative to 2007 primarily as a result of the reduction in the investment portfolio due to payments on commutations with XLFA and MBIA totaling $250.9 million, along with a decrease in the book yield on invested assets. During 2007, net investment income increased relative to 2006 primarily as a result of growth in the portfolio due to our issuance of $75 million of preference shares on December 14, 2006 and net cash flows from operations. A secondary element of investment income growth in 2007 was our ability to invest at higher yields than were available in 2006. The investment portfolio is comprised predominantly of taxable securities, and had an average yield of 4.5% at December 31, 2008, compared with 5.0% and 4.9% at December 31, 2007 and 2006, respectively.

          Net Realized Investment Losses. Net realized investment losses were $2.4 million in 2008, $3.6 million in 2007 and $1.0 million in 2006. During 2008, other than temporary impairments of $10.5 million were recognized. The Company recognized an additional $2.2 million during 2008, $3.6 million during 2007 and $Nil in 2006, relating to an investment with subprime exposure. The fair value of this investment was $0.2 million at December 31, 2008. The Company had a second investment with subprime exposure on which it realized a $0.1 million loss in 2008 and the fair value of this investment at December 31, 2008 was $0.2 million. Two other securities have been other than temporarily impaired during 2008. These were corporate bonds that realized a total of $8.2 million of losses and the combined fair value of these investments at December 31, 2008 was $0.9 million. These impairments were offset by net gains in 2008 of $8.1 million primarily a result of gains realized on sales of securities for commutation payments. The balance of the net losses realized in 2007 and 2006 were generally the result of modest repositioning within the portfolio achieved by selling certain securities and purchasing others believed to provide improved investment characteristics.

          Net Unrealized Gains(Losses) on Other Financial Instruments. Net unrealized gains on other financial instruments were $7.8 million in 2008 compared to $35.3 million in 2007 and $Nil in 2006. The unrealized gain on other financial instruments relates to a $50.0 million put option the Company has in place with respect to its preference share soft capital facility. The put option allows the Company to issues preference shares to a trust that held the $50.0 million in investments in exchange for the proceeds from the liquidation of the investments held in the trust. The unrealized gains of $7.8 million and $35.3 million in 2008 and 2007, respectively, relates to the increased value of the soft capital facility to the Company compared to the estimated current cost of similar capital that could be obtained in the current market. Subsequent to year end, on February 17, 2009, the put option was exercised.

          Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses in 2008 were $214.8 million compared to $48.0 million in 2007. The increase in loss and loss adjustment expense for 2008 is mainly driven by:

•	Net loss on commutations with XLFA and MBIA in 2008 of $45.9 million, including $121.8 million paid on commutations (see “Commutations” above).

•

The continued deterioration of and the establishment of reserves relating to the RMBS deals, primarily those underwritten with vintages between 2005-2007. Case-basis loss reserves directly relating to subprime mortgages, Alt-A, Closed-End Seconds and Home Equity Lines of Credit (HELOCs) account for $26.4 million of the increase in loss and loss adjustment expenses.

•

We established a case reserve of $25.0 million for a life insurance reserve securitization transaction, which we refer to as a pooled actuarial insurance policy securitization – Reg XXX. Our total par outstanding exposure on this transaction is $108 million. Monies raised through the issuance of the insured notes were used to support present and future U.S. statutory reserve requirements related to the life insurance contracts. The monies raised were invested at inception of the transaction in certain investment accounts, which have incurred substantial mark-to-market losses since mid-year 2007, principally as a result of their exposure to subprime and Alt-A RMBS transactions. Credit losses have been realized on the securities in the investment accounts and significant additional credit losses are expected to occur. Performance of the underlying block of life insurance business thus far generally has been in accordance with expectations, and cash flows from the investment accounts and the life insurance contracts is currently sufficient to cover interest payments due on the notes we reinsure. Based on the analysis performed by the primary of estimates of future investment performance, projected credit impairments on the invested assets and performance of the block of life insurance contracts, we established a case reserve of $25.0 million for this transaction representing our proportionate share of the case reserve established by the primary.

•

The above increases are offset by a decrease in unallocated loss reserve of $19.3 million. During 2008 and 2007, an additional $10.9 million and $15.6 million, respectively, of unallocated loss reserves were established relating to RMBS losses. During 2008, this was reduced by transfers to case reserves of $17.6 million relating to the RMBS losses along with a reduction due to the decline in our outstanding par exposure primarily as a result of the commutations during the year. Additionally, we gave credit of $28.8 million in our case reserves for the benefit of expected recoveries in 18 RMBS transactions resulting from required repurchases by the originators due to contractual breaches of representations and warranties in the RMBS securitization agreements. The $28.8 million of credit given matches the credit reported to us by the primaries. The primaries performed detailed examinations of sampled RMBS loan files to determine whether the loans conformed to the representation and warranties made by the originators. The sampled loans were either in later stages of delinquency or had been charged off. Those loans that showed a material breach of representations and warranties are in the process of being put-back to the originator for repurchase. All of the primaries have stated that they intend to vigorously pursue enforcement of the contractual repurchase obligations of the originators. We view the obligation to repurchase as a standard provision of RMBS securitizations that has been enforced for many years. Thus we view the inclusion of remediation credit taken by the primaries in our reserves to be probable and estimable and have assumed our proportionate share of the credit given by the primaries when establishing our case reserves.

          At December 31, 2008, we carried total reserves for losses and loss adjustment expenses of $95.8 million, of which $81.8 million were case reserves and the remaining $14.0 million related to unallocated loss reserves.

          Losses and loss adjustment expenses in 2007 were $48.0 million compared to $(2.8) million in 2006. The increase in loss and loss adjustment expense for 2007 as compared to 2006 is mainly driven by the establishment of reserves relating to the RMBS deals, primarily those underwritten with vintages between 2005-2007. Case-basis loss reserves directly relating to subprime mortgages, Alt-A, Closed-End Seconds and HELOCs account for $26.4 million of the increase in loss and loss adjustment expenses. Additionally, the unallocated loss reserve increased by $21.9 million, of which $15.6 million relates to future RMBS losses that are probable to default but cannot be allocated directly to a specific policy. The remaining increase in unallocated loss reserves was directly related to the increase in business written in the 2007 year. Loss activity that results in net negative incurred losses during a full year period, as occurred during 2006, is atypical although recoveries on previously paid losses are a normal part of our business. Loss and loss adjustment expenses are generally affected by changes in the mix, size, and credit quality of our portfolio, as well as specific credit events within reinsured obligations and trends in the reserving practices of our ceding insurers.

The following table sets forth the components of incurred losses:

	For the Year Ended December 31,

	2008	2007	2006

	(Dollars in millions)
Paid losses (1)	$182.8	$(0.4)	$(1.1)
Change in case-basis reserves	51.3	27.4	(3.3)
Change in unallocated reserves	(19.3)	21.9	1.2
Change in recoverables	—	(0.9)	0.4

Total incurred losses	$214.8	$48.0	$(2.8)

(1) Includes $121.8 million paid in 2008 towards commutations with XLFA and MBIA (see “Commutations” above).

          Since the latter half of 2007, there has been considerable stress in the US residential mortgage market, particularly related to mortgage loans originated during 2005, 2006 and 2007. RAM Re is exposed to US residential mortgages through our RMBS, and indirectly through our guarantees of CDOs backed by RMBS. CDOs are securities backed by portfolios of assets that may include a combination of corporate bonds, loans, RMBS, asset-backed securities, tranches of other collateralized debt obligations or credit derivatives representing any of the former. CDOs backed by significant amounts of RMBS are known as “ABS CDOs”. As of December 31, 2008, we have established $48.2 million of case reserves relating to specific 2005-2007 RMBS exposures and an additional $26.5 million of unallocated loss reserves relating to RMBS losses that are probable but can not be specifically identified, less $17.6 million of unallocated reserves relating to RMBS transferred to case reserves. Additionally, the Company monitors credit impairments relating to ABS CDOs (see “non GAAP measures” below).

          To determine the adequacy of its aggregate reserves, the Company considers the case reserves established by its ceding companies for the exposures it has reinsured as well as the methodologies used by the ceding companies to calculate such ceded case reserves. When the ceding companies provide additional non-case-basis reserves associated with ceded exposures, the Company also takes these reserves into consideration and is generally included in our unallocated loss reserves if not already included in our case reserves. To further evaluate the ceded reserve amounts established by the ceding companies, the Company uses its own loss forecasting methodology. For RMBS, the Company takes into account the first loss protective features inherent in the structure of the insured exposure, collateral losses to date, current delinquency rates and loan product characteristics such as loan-to-value ratio and credit score. The first loss protection in most of the Company’s RMBS transactions is provided by excess spread, overcollateralization, subordination, and in some cases mortgage pool insurance.

          For RMBS, the Company’s loss reserving methodology assumes that all 90+ day delinquent loans are liquidated, and the loss severity for these loans is equal to 100% for second liens, 55% for subprime and 45% for Alt-A and prime loans, while the remainder of the collateral pool experiences losses based on loss assumptions determined by the vintage year in the case of Home Equity Lines of Credit (HELOCs), subprime, Alt-A and prime mortgages. Borrower credit quality is also considered in the case of Closed End Seconds (CES). Correlation is not one of the inputs in our loss reserving methodology for RMBS.

          The following table sets forth the general guidelines the Company uses for our remaining loss assumptions (expressed as a percent of the outstanding principal balance of loans less than 90 days delinquent) for 2005-2007 vintage US RMBS. Our exposures to US RMBS vintages from earlier vintages have minimal case reserves and are therefore analyzed using different assumptions applied on a case-by-case basis.

Product	Borrower Credit	2005 Vintage	2006 Vintage	2007 Vintage

HELOC	NA	15.0	25.0	30.0

Subprime	NA	6.0	15.0	25.0

CES	Good	6.0	20.0	35.0

CES	Fair	10.0	NA	40.0

CES	Poor	NA	NA	70.0

Alt-A	NA	12.0	18.0	18.0

Prime	NA	8.5	8.5	12.0

          Our risk management staff reviews each transaction and may make adjustments to the above assumptions depending on the information provided by the primaries and the historical performance of each transaction. Other key assumptions include the spread between the prime rate and 1-month LIBOR for HELOC transactions, which is assumed to be fixed at 240 basis points, and the remaining average life of the collateral pool, which is generally assumed to be four years.

          The following table summarizes the subordination and overcollateralization (“OC”) in the Company’s 2005-2007 US RMBS exposures by product type and vintage. The severity of loss (or loss given default) is the Company’s lifetime severity assumption. The table also sets forth the mortgage collateral lifetime default and cumulative lifetime loss rates that result from our modeling methodology, our assumptions and the performance to date of our exposures.

Product Type	Vintage	Remaining Subordination and OC (1)	Lifetime Default Rate (2)	Severity of Loss	Cum. Lifetime Loss (2)

HELOC	2005	2.0%	9.8%	100%	9.8%

HELOC	2006	0.3%	27.6%	100%	27.6%

HELOC	2007	6.3%	32.9%	100%	32.9%

CES	2005	19.2%	16.2%	100%	16.2%

CES	2006	0.5%	30.4%	100%	30.4%

CES	2007	2.5%	42.7%	100%	42.7%

Subprime	2005	11.3%	18.1%	55%	10.0%

Subprime	2006	36.1%	25.3%	55%	13.9%

Subprime	2007	12.7%	50.4%	55%	27.7%

Alt-A	2005	25.6%	29.9%	45%	13.5%

Alt-A	2006	48.4%	50.2%	45%	22.6%

Alt-A	2007	14.4%	35.7%	45%	16.1%

Product Type	Vintage	Remaining Subordination and OC (1)	Lifetime Default Rate (2)	Severity of Loss	Cum. Lifetime Loss (2)

Prime	2005	38.1%	14.1%	45%	6.3%

Prime	2006	12.4%	22.4%	45%	10.1%

Prime	2007	13.0%	28.8%	45%	12.9%

(1) Percent of current outstanding collateral balance.

(2) Percent of original collateral balance.

          If the Company’s remaining loss assumption is increased by 25% over our current assumptions (which approximates the effect of estimated peak monthly default rates continuing for an additional six months beyond the Company’s current nine-month assumption for second liens and 24-month assumption for first liens), we estimate the addition to our total loss and LAE reserve for 2005-2007 vintage US RMBS would be approximately $31.9 million. Management believes extending the peak default rate by 6 months is representative of a typical stress scenario and a prolonged recession period. Such estimated increase assumes our current remediation recovery estimates remain constant; however, our actual remediation recoveries could be lower than our current estimates if the sponsors of these transactions either: i) fail to honor their obligations to repurchase the mortgage loans; ii) successfully dispute the primaries’ breach findings; or iii) no longer have the financial means to fully satisfy their obligations under the transaction documents. In addition, such estimated increase does not include the effect of the stress scenario on approximately $89.1 million par outstanding of 2005-2007 vintage RMBS for which the Company has insufficient data to perform this analysis.

          The Company believes that it is appropriate to determine its total loss and LAE reserves using the loss and LAE reserves ceded by the ceding companies as a key input and the analysis performed by the Company, which validates or results in adjustments to the ceding company reserves. Although the Company believes its methodology for determining loss reserves is appropriate, there can be no assurance that actual, ultimate losses will not be higher or lower than the Company’s reserves. The ultimate performance of the Company’s RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables.

          The following summarizes RAM Re’s exposure to residential mortgage-backed securities, or RMBS, and CDOs, as of December 31, 20082. RAM Re generally follows the classifications for mortgage and CDO securities used by the ceding companies and reported to RAM Re.

          As a reinsurer we report outstanding exposure on a one-quarter lag, which is consistent with the reinsurance industry practice. However, we closely monitor any credit changes on an ongoing basis through discussions with the ceding companies and rating agencies and our loss and loss expense reserves are current as of the end of the applicable quarter reported. Accordingly, the tables below present the outstanding par balances of our RMBS and CDO exposures as reported by the primaries on September 30, 2008, except that we exclude amounts commuted back to MBIA per the Commutation Agreement dated November 30, 2008. However, we closely monitor any credit changes on an ongoing basis through discussions with the ceding companies and rating agencies and our loss and loss expense reserves are current as of the end of the applicable quarter reported. The RAM Re ratings shown in the tables below are based on the current ratings of the ceding companies and the rating agencies as of our review on February 27, 2009. See Note 16 in our December 31, 2008 financial statements contained elsewhere herein for information on the Commutation Agreements entered into during the year, whereby RAM Re commuted business previously ceded to RAM Re back to certain ceding companies and each of the RAM Re and the respective ceding companies released each other from all claims under the reinsurance agreements. Outstanding exposures in the tables below exclude exposure commuted back to these ceding companies per the Commutation Agreements.

[2] RAM Re reports outstanding exposure on a one-quarter lag basis.

Residential Mortgage Backed Securities (“RMBS”) Exposure

The following table summarizes RAM Re’s RMBS outstanding par exposure as of December 31, 2008 by loan type and vintage.

($ in millions)	Pre- 2002	2002	2003	2004	2005	2006	2007	2008	Total Outstanding

Subprime	$20.6	$8.0	$48.4	$19.4	$16.6	$41.5	$116.0	$0.9	$271.4

Other Mortgage	15.3	4.2	2.2	77.9	63.3	201.2	688.4	0	1,052.6

International	0	0	10.2	15.9	4.0	229.4	172.8	0	432.2

Total	$35.9	$12.2	$60.8	$113.2	$83.9	$472.0	$977.2	$0.9	$1,756.2

(Note: may not add due to rounding)

          As noted above, RAM Re generally follows the classifications for RMBS securities used by the ceding companies and reported to RAM Re. In general, the ceding companies define the various residential mortgage product types as follows:

Prime Firsts – First lien, predominantly single-family residential mortgage loans to prime borrowers. Prime borrowers typically have credit scores above 660, on average better than 680.

HELOCs – Revolving home equity lines of credit, typically second lien and floating rate. These loans are typically made to prime quality borrowers.

Closed-End Seconds (CES) – Second-lien loans similar to HELOCs except that they have a fixed amount disbursed at closing and no additional borrowing allowed over the life of the loan and are typically fixed rate.

Alt-A – First-lien mortgage loans that generally conform to traditional prime credit guidelines, although the loan-to-value ratio (“LTV”), loan documentation, occupancy status, or property type, etc., may cause the loan not to qualify under standard underwriting programs. Alt-A loans may include reduced or limited documentation, including no verification of the borrower’s assets, employment or income.

Subprime – First- or second-lien residential mortgage loans made to a borrower who has a history of delinquency or other credit problems.

Manufactured Housing – Loans on single family homes constructed in a factory, including chattel paper only secured by the factory-built home and mortgage loans secured by both the land and the home.

NIMs – Net interest margin securities backed by the residual cash flow from residential mortgage securitizations.

International – Mortgage loans on properties outside of the U.S..

          The following table provides the break-down of RAM Re’s mortgage exposure outstanding as of December 31, 2008 for deals closed since January 1, 2005, by product type and RAM Re Rating3:

Mortgage Securities Exposure
Net Par Outstanding as of December 31, 2008
Vintages 2005- Q4 2007

($ in millions)	RAM Re Rating

	AAA/AA	A	BBB	BIG*	Total

Prime Firsts	$27.9	$16.4	$—	$17.9	$62.1
HELOCs	28.5	10.1	26.7	221.0	286.4
Closed-end seconds	1.1	—	10.9	150.6	162.7
Alt-A	69.7	75.8	39.2	248.7	433.4
Subprime	46.3	1.0	1.4	126.3	175.0
Manufactured housing	—	7.2	—	—	7.2
NIMs	—	—	0.2	0.9	1.1
International	390.8	0.7	14.7	—	406.2

Total	$564.3	$111.2	$93.1	$765.4	$1,534.1

*	“BIG” stands for Below Investment Grade.

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

          The following table lists the top five largest issuers of US mortgage securities in RAM Re’s portfolio by RAM Re par outstanding and provides the outstanding par amount of HELOC, Closed-End Seconds (CES), Subprime and Alt-A issued by each:

RAM Re’s Top 5 US Mortgage Issuers (Outstanding Par)

($ in millions)

	Issuer Name	Total	HELOC	CES	Subprime	Alt-A

1	Countrywide	$307.2	$240.2	$23.7	$30.6	$12.7
2	Deutsche Bank	198.7	0.0	0.0	0.0	198.7
3	Residential Capital (GMAC-RFC)	148.4	21.6	70.1	52.1	4.6
4	Impac Funding Corp.	78.1	0.0	10.8	0.0	58.7
5	MortgageIT	76.1	0.0	0.0	0.0	76.1

	Total	$808.4	$261.8	$104.6	$82.7	$350.7

CDO Exposure

RAM Re also has exposure to mortgage collateral in CDOs. RAM Re’s exposure to significant mortgage collateral in CDOs is a subset of our CDOs backed by multi-sector (“MS”) collateral (see definition below).

[3] RAM Re ratings are current as of February 27, 2009. These ratings are assigned by RAM Re based on management’s judgment and take into consideration the ratings assigned by the ceding companies and the rating agencies. RAM Re undertakes no obligation to update its ratings, and such ratings do not constitute investment advice.

The following table sets forth the RAM Re Rating of the MS CDOs in our portfolio as of December 31, 2008:

Multi-Sector CDOs by RAM Re Rating
($ in millions)

RAM Re Rating	Outstanding Par	%

AAA	$280.5	97.1%
AA	8.3	2.9%
A	—	0.0%
BBB	—	0.0%
BIG	—	0.0%

Total	$288.8	100.0%

RAM Re’s MS CDO exposure can be seen in more detail in our multi-sector CDO table below.

The following table segregates RAM Re’s MS CDOs into four classifications:

•	HG - which are high-grade securities (rated single-A or higher, primarily AA),

•	CMBS - which are commercial mortgage-backed securities,

•	Mez - which are mezzanine securities (rated below single-A, primarily BBB) and

•	CDO - which are CDOs backed by CDOs (or “CDO-squared”).

Multi-Sector CDOs by Collateral Type
($ in millions)

CDO Type	Outstanding Par	%

HG	$222.2	76.9%
CMBS	50.8	17.6%
Mez	8.3	2.9%
CDO	7.5	2.6%

Total	$288.8	100.0%

The vintage distribution, based on closing date of CDO issuance, of RAM Re’s MS CDOs is broken out by CDO Type in the table below:

Multi-Sector CDOs by Vintage and Type
($ in millions)

	CMBS	HG	Mez	CDO	Total

2000	—	—	—	—	—
2001	—	—	—	—	—
2002	—	—	8.3	—	8.3
2003	—	67.9	—	7.5	75.4
2004	—	—	—	—	—
2005	—	154.2	—	—	154.2
2006	—	—	—	—	—
2007	50.8	—	—	—	50.8
2008	—	—	—	—	—

Total	$50.8	$222.2	$8.3	$7.5	$288.8

The table below provides a listing of RAM Re’s multi-sector CDOs containing significant residential mortgage exposure and closed since January 1, 2005. The table lists each CDO transaction by vintage year and multi-sector type and provides the proportion of the collateral that is RMBS. The table also provides a break-down of the collateral into Subprime RMBS, Alt A, HELOCs, ABS CDOs, Non-ABS CDOs and

Other. The “Other” category may include other RMBS types such as international and prime. Also shown is the current subordination level below RAM Re and RAM Re’s current internal rating:

						Collateral Type %

Obligor Key	Year Insured	RAM Rating	Insured Amount	Original Subordination	Current Subordination	Total RMBS	Sub- prime	Alt A	HELOCs	ABS CDOs	Non- ABS CDOs	Other	Total

HIGH GRADE CDOs
RAM00006950	2005	AAA	74.2	49.2%	49.3%	67%	42%	8%	0%	25%	0%	25%	100%
RAM00007029	2005	AAA	80.0	11.5%	11.5%	29%	6%	14%	4%	0%	10%	65%	100%

			154.2

          As shown in the following table, RAM Re’s total CDO par exposure was $4.3 billion as of December 31, 2008. The following table breaks down RAM Re’s total CDO exposure by type of CDO:

RAM Re Total CDO Exposure by CDO Type
($ in millions)

CDO Type	Outstanding Par	%

HY	$3,183.0	74.1%
IG	452.0	10.5%
MS	288.8	6.7%
EM	104.7	2.4%
DBL	269.7	6.3%

Total	$4,298.2	100.0%

The definitions of the CDO types in the above table are as follows:

HY – Non-investment grade corporates, predominantly CLOs backed by corporate loans

IG – Investment grade corporate (predominantly corporate, may include limited ABS)

MS – Multi-sector collateral, which may include MBS (including subprime), ABS, CDOs, CMBS and other asset-backed securities

EM – Emerging market sovereign debt obligations

DBL – “Double-Wrap” or “second-to-default” CDOs that are backed by collateral, but are wrapped by a financial guaranty company.

The distribution of RAM Re’s total outstanding CDO portfolio by RAM Re rating is as follows:

RAM Re Total CDO Exposure by Rating
($ in millions)

RAM Re Rating	Outstanding Par	%

AAA	$3,730.1	86.8%
AA	344.6	8.0%
A	218.9	5.1%
BBB	3.1	0.1%
BIG	1.6	0.0%

Total	$4,298.2	100.0%

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

          Transactions on the Watch List are divided into four categories generally based upon the following definitions. Category 1 includes transactions for which performance of the issue or that of an issuance participant is sufficiently below expectations where increased monitoring is required; however, the risk of loss remains remote. Category 2 transactions include those for which performance of an issue or that of an issuance participant is sufficiently below expectations where increased monitoring is required and remedial intervention by the ceding company is either planned or already in progress. Performance issues occur when the performance of an issue does not stabilize or improve over the intermediate term and concerns about the transaction’s ability to meet its debt service obligations may arise. If performance has deteriorated to the point where concerns about the issuer’s continued ability to meet debt service requirements on a timely basis are substantial, such transaction would be classified as a Category 3 transaction. Category 3 includes transactions where claims have been paid but recoveries are forecast for the claims. Category 4 transactions include those for which claims or loss adjustment expense payments are likely. Designation of a transaction as Category 4 generally coincides with the establishment of a case-basis loss reserve. Each transaction in Category 3 or 4 of the Watch List is generally reviewed quarterly to determine whether material changes are noted by the ceding company or by the Risk Management staff. If material adverse changes are identified, surveillance reports are requested from the ceding company and discussions are held to assess the deterioration and outlook for the credit.

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

The following table provides information about the financial guaranty policies and related loss reserves in each of RAM’s Watch List categories as of December 31, 2008:

	Surveillance Categories

($ in millions)	Category 1	Category 2	Category 3	Category 4	Total

Number of policies	55	31	36	71	193

Remaining weighted average contract period (in yrs)	20	22	24	25	23
Insured contractual payments outstanding:

Principal	$401.3	$496.3	$178.7	$633.0	$1,709.3
Interest	$268.2	$466.7	$48.7	$342.1	$1,125.6

Total	$669.5	$963.0	$227.4	$975.1	$2,834.9

Gross Claim Liability	$—	$—	$19.8	$184.4	$204.2
Less:
Gross potential recoveries	$—	$—	$(21.9)	$(38.1)	$(59.9)
Discount, net	$—	$—	$0.3	$(64.5)	$(64.2)
Net Claim Liability	$—	$—	$(1.8)	$81.8	$80.0

Unearned premium revenue	$6.6	$0.1	$0.3	$2.5	$9.4

Net Claim liability reported in the Balance Sheet					$80.0

Reinsurance recoverables	—	—	—	—	—

The above table includes all financial guarantee contracts on the Company’s Watch List at December 31, 2008. Policies written in credit derivative form are not included in the above table.

          Acquisition Expenses. Acquisition expenses were $30.6 million in 2008, $18.4 million in 2007, and $16.3 million in 2006. The increase in acquisition costs in 2008 over 2007 is due to additional ceding commission costs relating to the Company’s downgrade and the write-off of unrecoverable deferred acquisition costs. Excluding such unusual items, the changes in acquisition costs period over period are directly related to the changes in earned premiums. The ratio of acquisition costs to earned premiums was 44.6% in 2008, up from 36.1% in 2007, which had decreased relative to the 2006 ratio of 36.8%. The increase in the ratio of acquisition costs to earned premiums in 2008 as compared to 2007 is primarily due to (i) expensing of the additional ceding commissions incurred on the Company’s downgrade of $1.4 million and (ii) the write-off of deferred acquisition costs of $2.0 million considered unrecoverable. The decline in the ratio of acquisition costs to earned premiums in 2007 as compared to 2006 reflected the combination of improvements (decreases) in ceding commissions paid to primary insurers and a lesser share of direct expenses allocated to the acquisition of business as a general result of the company maturation as supported by our analysis of expenses that qualify for deferral.

          Operating Expenses. General or operating expenses were $16.9 million in 2008, 26.1% higher than the $13.4 million in 2007. Operating expenses in 2007 were comparable to the $13.4 million in 2006. The increase in operating expenses for 2008 as compared to 2007 was due to increased costs associated with the renewal of our Directors and Officers (“D&O”) insurance coverage, a reduction in the amount of expenses deferred corresponding to the decline in new business written, along with an increase in audit fees in the current year. These increases are offset partially by the reduction in staff costs due to a decline in bonuses in 2008. Operating expenses in 2007 included $0.5 million of non-recurring secondary offering costs, and 2006 included $2.3 million in non-recurring costs related to the IPO. Without these non-recurring costs, operating expenses increased by 16.2% in 2007 over 2006, primarily reflecting the ongoing costs of being a public company.

          Interest Expense. Interest expense was $8.4 million in both 2008 and 2007 and $2.8 million in 2006. Preference share dividends, classified as interest expense, of $5.6 million were paid during both 2008 and 2007. The preference shares were issued on December 14, 2006 and therefore no dividends were paid in 2006. Dividends on the preference shares are payable semi-annually on June 15 and December 15 each year if declared by the Board of Directors. Interest expense also includes interest expense on the Company’s long term debt. Interest on long term debt was $2.8 million for all years reported.

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

The following table presents the fair value measurement levels for assets and liabilities, which the Company has recorded at fair value as of December 31, 2008. As required by FAS 157, items are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

($ in millions)	Total	Level 1	Level 2	Level 3

Financial Assets:
Fixed maturity investments	$421.9	$100.2	$321.5	$0.2
Cash and cash equivalents	8.8	8.8	—	—
Restricted cash	8.3	8.3	—	—
Other financial instruments	43.1	—	—	43.1
% of assets at fair value	100%	24%	67%	9%

Financial Liabilities:
Derivative liabilities (1)	$85.4	$—	$—	$85.4

% of liabilities at Fair value	100%	—	—	100%

          The Company’s fair values of fixed maturity and short-term investments are based on prices obtained from nationally recognized independent pricing services. Where available, the prices are obtained from market quotations in active markets. Where there is no quoted price for an identical security, then the pricing service may use matrix pricing or model processes, such as the option adjusted spread model, to estimate the fair value of a security. The matrix pricing or model processes consist primarily of observable inputs, which may include; benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives at least one fair value price for each of its investment securities and has not adjusted any of the prices received from the pricing services.

          At December 31, 2008, all but one of the Company’s investments were valued using the independent pricing services. One security, which had a fair value of $0.2 million, has no active market and includes subprime exposure, was valued using a non-binding broker quote. This security is included within level 3 in the fair value hierarchy.

          As management is ultimately responsible for determining the fair value measurements for all securities, the Company assesses the reasonableness of the fair values received by comparing them to other pricing information readily available and management’s knowledge of the current markets. The Company also assesses the pricing methodologies and related inputs used by the pricing services to estimate fair value. Any prices that, in managements’ opinion, may not be representative of fair value are challenged with the pricing service. Based on the information obtained from the above reviews, the Company evaluated the fixed income securities in the investment portfolio to determine the appropriate FAS 157 fair value hierarchy level based on trading activity and observability of inputs. Based on the Company’s evaluation, each security was classified as Level 1, 2, or 3. Prices with observable market inputs were classified as Level 2, prices on money market funds and US treasuries were classified as Level 1, and valuations with no significant observable inputs were classified as Level 3 as of December 31, 2008.

          At January 1, 2008, two securities within the Company’s fixed maturity portfolio were valued using unobservable inputs, therefore the valuations were assessed as Level 3. During the year ended December 31, 2008, one of these securities fully paid down and therefore only one security is included in the level 3 classification at December 31, 2008. The following table presents the fixed maturity investments for which fair value was measured under Level 3 for the year to December 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

($ in millions)	Year Ended December 31, 2008

Balance, beginning of period	$3.8

Total realized losses included in earnings	(1.9)
Total unrealized losses included in other comprehensive income	—
Purchases, issuances and settlements	(1.7)
Transfers in and/or out of Level 3	—

Balance, December 31, 2008	$0.2

          The Company’s insured credit default swap policies are not readily tradable as there is no active market for them. Therefore, the Company views its principal market as the financial guaranty insurance and reinsurance market, whose participants would hypothetically be able to assume this business if the Company were to hypothetically transfer a policy.

          In compliance with the requirements of FAS 157, the Company adjusts the fair value of its insured credit derivatives to account for the Company’s own non-performance risk. There is no observable credit spread for RAM Re or RAM Holdings, and as such there is inherently a significant amount of judgment, subjectivity and uncertainty involved in the estimation of the adjustment for RAM’s non performance risk. Management has used inputs that reflect assumptions market participants may use in pricing RAM’s creditworthiness. In determining the Company’s own non-performance risk when measuring the fair value of a liability, the Company uses an implied market price for buying credit protection on RAM and a cash flow model, which models a typical CDS contract, to calculate a value price based on those spreads and cash flows. The Company identifies comparable entities with active CDS markets to estimate credit spreads for RAM. Such identification focuses on the nature of risk positions (primarily public finance and structured products) and of approximate capital adequacy as depicted by publicly available credit ratings agencies reports. Based on this information, as at December 31, 2008, the Company estimated its credit spread to be approximately 2254 basis points per annum. An approximation of a typical CDS contract is made based on a 5-year insured CDS contract, an assumption of a 10 year weighted average life, and an assumption for par, coupon, duration and the appropriate discount rate based on a 5-year swap rate. The Company believes that these data points may be considered by hypothetical market participants in determining RAM’s creditworthiness. The effect of applying this requirement of FAS 157 was a reduction in the Company’s derivative liability at December 31, 2008 of approximately $203.3 million.

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

The following table summarizes the estimated changes in fair value of our credit derivatives assuming immediate changes in the Company’s non performance credit risk at specified levels at December 31, 2008:

Change in Credit Spreads	Estimated Net Fair Value of Derivative Liability	Impact of Change on Net Income

	($ in millions)
1000 basis point narrowing	$(150.7)	$(65.3)
500 basis point narrowing	(111.4)	(26.0)
100 basis point narrowing	(89.9)	(4.5)
Base scenario	(85.4)	—
100 basis point widening	(81.3)	4.1
500 basis point widening	(67.8)	17.6
1000 basis point widening	(55.5)	29.9

          The Company believes that the above data points are hypothetical with the spread movements used in the sensitivity analysis of 100, 500, and 1000 basis points supported by previous large spread changes that have occurred in the last year in our primaries’ spreads. Therefore, it is not unreasonable for RAM to use these spread movements in the sensitivity analysis. This calculation is based on estimates, involves a significant degree of management judgment and is sensitive to selected assumptions. Changes to assumptions used in this valuation could lead to materially different results.

          Our credit derivative policies are classified as Level 3 in the above fair value hierarchy since the valuations provided to us by our ceding companies are from valuation models which place reliance on at least one significant unobservable input. Consistent with the requirements of FAS 157, we believe these models use observable market data when available.

The following table presents changes in the net credit derivative liabilities balance for which fair value was measured under Level 3 for the year ended December 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

($ in millions)	Year Ended December 31, 2008

Balance, beginning of period	$(180.6)

Total unrealized gains included in earnings	94.3
Total realized gains included in earnings	0.9
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, December 31, 2008	$(85.4)

          The Company’s fair value on Other Financial Instruments relates to the put option on the Company’s preference share soft capital facility, which represents the value to the Company in the current market environment. The put option is a financial instrument and is required to be fair valued. As at December 31, 2008, the unrealized gain on this put option was $43.1 million and is included in other financial instruments on the consolidated balance sheet. The movement in fair value of $7.8 million for the year ended December 31, 2008 is included as an unrealized gain on other financial instruments in the statement of operations. Valuations are based on unobservable inputs including assumptions over the Company’s performance and future outlook, the facility, the current market conditions, and other similar instruments in the market. Assumptions include the current rate paid for the facility (LIBOR plus 300 bps at December 31, 2008), the term of the facility and the Company’s rating, along with judgmental factors such as the market perception of the facility and the Company.

The following table presents the Other Financial Instruments for which fair value was measured under Level 3 for the year ended December 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

Year Ended December 31, 2008

($ in millions)
Balance, beginning of period	$35.3

Total unrealized gains included in earnings	7.8
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, December 31, 2008	$43.1

As of December 31, 2008, there is no active market for the put option and due to the significant number of the unobservable inputs used in the valuation, the put option valuation was classified as a Level 3 fair value measurement.

Non-GAAP measures

          Credit impairments on our credit default swaps are a non GAAP metric which management believes is useful to analysts, rating agencies and investors to review the results of our entire portfolio of policies. Management considers our credit derivative policies as a normal extension of our financial guarantee business and reinsurance in substance. The Company measures and monitors credit impairments which are expected to be paid out over the term of the credit derivative policies. As at December 31, 2008 and December 31, 2007, the Company estimates credit impairment reserves amounting to $6.0 million and $44.4 million, respectively. The decline in the credit impairments is primarily due to the commutation of ABS CDO’s with credit impairments during the year.

Liquidity and Capital Resources

          Liquidity. RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access the debt and equity markets, which is unlikely in the near term given current market conditions and the Company’s current share valuation. Our principal uses of liquidity are for payment of interest on our senior notes, non-mandatory dividends on our preference shares and capital investments in RAM Re. On March 19, 2009, RAM Re’s Board approved a dividend of $2.8 million from RAM Re to RAM Holdings’. Based on the amount of dividends that we received on March 19, 2009, we believe that we will have sufficient liquidity to pay interest on our senior notes over the next twelve months. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as adverse loss development, insurance regulatory changes and changes in general economic conditions, beyond the next twelve months, the amounts required to be held by us in trust for the benefit of our U.S. regulated customers and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.

          The principal sources of RAM Re’s liquidity are gross written premiums, scheduled investment maturities, existing soft capital facilities and net investment income. The principal uses of RAM Re’s liquidity are for the payment of operating expenses, claims, ceding commissions, reinsurance premiums, dividends on RAM Re preference shares, dividends to RAM Holdings and for purchases of new investments and more recently funding commutation agreements. We believe that RAM Re’s expected operating liquidity needs can be funded from its operating and investing cash flows for the next twelve months. Further increases in loss reserves and credit impairments would require RAM Re to deposit additional collateral in the applicable trust account(s); and resulting claims payments in respect of those losses and impairments would increase cash outflows and could decrease the size of RAM Re’s investment portfolio, in turn decreasing income from investments.

          RAM Re may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain a minimum level of statutory capital and surplus of $15.3 million at December 31, 2008. RAM Re’s statutory capital and surplus was $158.4 million at December 31, 2008. In addition to the solvency margin, the Bermuda Insurance Act requires RAM Re to comply with a liquidity ratio whereby the value of its relevant assets must be not less than 75% of the amount of its relevant liabilities. In the event RAM Re fails to meet its Relevant Margins on the last day of any financial year, it shall not without the approval of the Bermuda Monetary Authority (the “BMA”), declare or pay any dividend during the next financial year. In addition, under the Bermuda Insurance Act, Class 3B insurers are prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its required solvency margins. Based upon these tests, without filing an affidavit with the BMA, the maximum amount that will be available during 2009 for payment by RAM Re is approximately $39.6 million, which amounts may be further restricted by Enhanced Credit Requirements expected to be applied by the BMA to Class 3B insurers in the future. See Item 1 – “Business – Regulation in Bermuda”.

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

          In addition, the terms of RAM Re’s Class B preference shares restrict RAM Re’s ability to pay dividends on its common shares unless all accrued and unpaid dividends on the Class B preference shares for the then current dividend period have been declared and paid or a sum sufficient for payment thereof set apart. There is an exception however that permits RAM Re to declare dividends on its common shares in such amounts as are necessary for RAM Holdings (i) to service indebtedness for borrowed money as such payments become due (or to satisfy any of its guarantee obligations made in respect of indebtedness of RAM Re or RAM Holdings) or (ii) to pay its operating expenses.

          On September 24, 2008 RAM Re was downgraded by S&P to A+ from AA and on December 4, 2008 RAM Re was downgraded by Moody’s to Baa3 from A3. On March 17, 2009, RAM Re requested that Moody’s withdraw its rating. The downgrade of RAM Re’s ratings has had an adverse effect on RAM Re’s ability to compete in the financial guaranty reinsurance industry and significantly decreased the value of the reinsurance provided. Due to the above mentioned downgrades, certain ceding companies have the right, after a cure period, to increase the ceding commission, as stipulated in the treaties, or terminate the treaties and recapture the business previously ceded to RAM Re whether written in financial guaranty or credit derivative form. To the extent policies are recaptured, RAM must forfeit to the ceding company an amount determined by formula under each treaty which generally consists of RAM’s allocated share of the U.S. statutory unearned premium, net of the ceding commission paid by RAM to the ceding company (subject to a penalty amount in some cases), and loss reserves established with respect to the policies ceded, as applicable. U.S statutory premiums usually earn at a slower rate than GAAP premiums and therefore any forfeiture of U.S. statutory unearned premiums would result in a loss on a GAAP basis. In some cases, the ceding companies have the right to select specific years of business written to recapture, and a decision by a ceding company to recapture, for example, all business written prior to 2006, could have a material adverse effect on RAM Re because of the projected losses associated with the business written in the last three years. As of April 13, 2009, none of the primaries have recaptured any business. The commutations negotiated during the year were not a result of these treaty terms. As at December 31, 2008, we have accrued or paid additional ceding commissions related to the S&P downgrade totaling $20.3 million which is being expensed as the related premiums are earned. We are unable to estimate any further ceding commission increase resulting from the Moody’s downgrade because Moody’s has not yet established the amount of further reinsurance credit we provide to each of the primaries at the Baa3 level.

          At December 31, 2008, the Company has $438.9 million of cash and investments of which $378.9 million is held in trust for the benefit of our ceding companies, leaving $60.0 million cash and investments available for the cost of ongoing business. The trust accounts are required to hold cash and investments equivalent to unearned premiums, case-basis loss reserves and credit impairments, and a contingency reserve calculated by the ceding companies, and the balances are adjusted at least annually. Currently, losses are paid out of unrestricted cash rather than our trust accounts which reduces available cash until the trust accounts are adjusted. Subsequent to December 31, 2008, approximately $32.9 million was released from the trust accounts to the Company’s operating account.

          Cash Flows. During 2008, net operating cash flows were ($269.5) million compared to $84.5million and $57.1 million for 2007 and 2006, respectively. Our operating cash flows are primarily the result of the net premiums received and investment income less operating expenses, claims payments and interest expenses. The decrease in operating cash flows in 2008 is primarily the result of commutation payments to XLFA and MBIA totaling $250.9 million and loss payments of $61.0 million largely relating to RMBS exposure. Net cash flows from financing activities were $Nil in both 2008 and 2007 and $90.0 million in 2006. In 2006, net financing cash flows related primarily to the issuance of preference shares amounting to $75.0 million, net of preference share issuance costs of $1.1 million and an additional common share issuance. Net cash provided by (used for) investment activities amounted to $265.9 million, $(107.9) million, and $(114.0) million for the periods ending December 31, 2008, 2007 and 2006, respectively, and related to the proceeds on sales and maturities of investments offset by the purchase of investments.

          Capital Resources. RAM Re maintains a $90.0 million contingent capital facility with a group of highly rated commercial banks as lenders. The facility is specifically designed to provide rating-agency qualified capital to support RAM Re’s claims paying resources and may not be drawn upon except for the payment of catastrophic losses where losses exceed minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by RAM Re. Loan obligations under this facility have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility has a term ending on May 11, 2015. As of December 31, 2008, no amounts were outstanding nor have there been any borrowings under this facility.

          On February 3, 2006, RAM Re closed a $40.0 million contingent capital facility with two highly rated commercial banks. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover catastrophic losses, exceeding the minimum threshold, from municipal obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The facility has a term ending on February 3, 2014. As of December 31, 2008, no amounts were outstanding nor have there been any borrowings under this facility.

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

          On December 14, 2006, the Company issued 75,000 preference shares at $1,000 per share for total consideration of $75.0 million. Underwriting expenses were $0.75 million and other issuance costs were approximately $0.3 million resulting in estimated net proceeds of approximately $73.9 million all of which was contributed to RAM Re to support new writings in its reinsurance business. The preference shares bear a dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon approval by the Board of Directors. Unless previously redeemed, the preference shares have a mandatory redemption date of December 15, 2066. We can redeem the preference shares at any time from December 15, 2016 with no penalty to the Company but redemptions prior to that would require a redemption price equal to par value plus a “make-whole” amount reflecting the value of dividends for the remainder of the period to December 15, 2016. During the years ended December 31, 2008 and 2007, dividends amounting to $5.6 million have been declared and paid. There were no dividends declared or paid in 2006.

          On March 26, 2004, we issued $40.0 million aggregate principal amount of senior unsecured debt. The net proceeds of this issuance were contributed to RAM Re to be used for general corporate purposes. The senior notes bear interest at a rate of 6.875%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2004. Unless previously redeemed, the senior notes will mature on April 1, 2024. We may redeem the senior notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The senior notes contain certain covenants regarding limitations on liens and delivery of financial information, but do not contain any covenants regarding financial ratios or specified levels of net worth or liquidity to which RAM must adhere. We were in compliance with all covenants at December 31, 2008. During the years ended December 31, 2008 and 2007, RAM Re paid dividends to Holdings in the amount of $2.8 million, which was used to pay interest on the senior debt.

          On December 23, 2003, RAM Re entered into a $50.0 million soft capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it paid the counterparty a floating put option fee through February 17, 2009. The counterparty was a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. In the years ended December 31, 2008, 2007 and 2006, $1.6 million, $0.8 million and $0.5 million, respectively, of expenses relating to the operation of this facility were paid. As of December 31, 2008, the put option had not been exercised. Subsequent to December 31, 2008, on February 17, 2009, RAM Re exercised the put option in the soft capital facility and issued $500.01 Class B preference shares to the trust in exchange for $50,001,000 of proceeds. On March 16, 2009, RAM Re elected to pay a fixed rate dividend on the Class B preference shares, as a result of which the Class B preference shares were distributed to the holders of the trust’s securities and the trust is now in the process of dissolution. As a result of the fixed rate election, dividends are payable on the Class B preference shares every 90 days at a rate of 6.276%. The Class B preference shares give investors the rights of an equity investor in RAM Re. Such rights are subordinate to insurance claims, as well as the general unsecured creditors of RAM Re. Dividends on the Class B preference shares are cumulative, only if RAM Re pays dividends on its common shares without paying accrued and unpaid dividends on the Class B preference shares. The Class B preference shares are rated ‘BBB’ by S&P. As of the date of filing of this Form 10-K, Moody’s has not assigned a rating to the Class B preference shares. RAM Re has the option to redeem the Class B preference shares, subject to certain specified terms and conditions. The fair value of the put option at the exercise date was $41.9 million and therefore the value of the preference shares will be $8.1 million, being the difference between the proceeds received and the fair value of the put option on the date of exercise.

          As noted above, we believe our ability to access additional capital in the debt and equity markets on acceptable terms, if at all, is unlikely in the near term given current market conditions and the Company’s current share valuation.

          Investment Portfolio. At December 31, 2008, our investment portfolio consisted of $421.9 million of fixed income securities and $16.2 million of cash and cash equivalents. At December 31, 2007, our investment portfolio consisted of $696.5 million of fixed income securities, $19.9 million of cash and cash equivalents. Our fixed income securities are designated as available for sale in accordance with FAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” Short-term investments consist primarily of money market funds, domestic time deposits and discount notes. There were no short-term investments in our portfolio at December 31, 2008 and 2007. We report changes in fair value as part of “Accumulated other comprehensive income” in shareholders’ equity. Our portfolio is managed by an outside professional asset management firm, in accordance with specific investment policies approved by our Board of Directors. These policies establish liquidity requirements, portfolio duration, single-risk concentration limits and minimum credit quality and investment eligibilities. Fair values of fixed income securities are based on quoted market prices from nationally recognized pricing services, dealer quotes, or matrix pricing, all of which are based on observable market inputs where available. Our investment objectives include preservation of principal, maintaining a high credit quality, liquid investment portfolio within a prescribed duration range and achieving stable net investment income. The effective duration of our portfolio at December 31, 2008, is 4.80 years and our investment policy and guidelines require the minimum portfolio weighted credit quality to be at least “Aa2” rating by Moody’s. The yield to maturity of the portfolio was 5.16% and the book yield of the portfolio was 4.45% at December 31, 2008. The effective duration of our portfolio at December 31, 2007 was 4.83 years. The yield to maturity of the portfolio was 4.92% and the book yield of the portfolio was 5.04% at December 31, 2007. At December 31, 2008, RAM Re had $378.9 million of our invested assets in trust accounts for the benefit of primary insurers (out of $438.9 million of total cash and investments). At year-end 2007, RAM Re had $414.9 million of our invested assets in trust accounts for the benefit of primary insurers (out of $716.4 million of total cash and investments). Under our reinsurance agreements with primary insurers, RAM Re is required to secure its obligations and may not withdraw funds from the trust accounts without their express permission. The increase in the unrealized losses as at December 31, 2008 is primarily attributable to the market reaction to corporate bonds and the current economic climate, and therefore management does not believe these investments to be other than temporarily impaired and intends to hold these investments until recovery. The investments held by the Company are considered to be available-for-sale but the Company has the ability and the intent to hold these investments until the security recovers its value, or to their contractual maturity. The unrealized gains and losses are expected to decrease as the investment approaches maturity and the Company expects to realize a value substantially equal to amortized cost. At December 31, 2008, unrealized losses and gains were $14.6 million and $20.9 million, respectively, of the $421.9 million of the invested assets.

          Our finance personnel monitor the portfolio for performance and adherence to policies, including market valuation, credit quality, portfolio duration and liquidity. We have a formal review process for all securities in our investment portfolio, including a review for impairment losses based on the factors described above under “Critical Accounting Policies — Valuation of Investment Portfolio.” We have recognized other than temporary impairments totaling $10.5 million relating to two investments with subprime exposure and two investments in corporate bonds at December 31, 2008. We had recognized an other than temporary impairment of $3.6 million relating to a single investment with subprime exposure at year-end 2007. The following table summarizes our investment portfolio by bond type, fair value and amortized cost thereof at December 31, 2008 and December 31, 2007:

	As of December 31, 2008

Fixed Income Securities	Amortized Cost	Fair Value

	(Dollars in thousands)
Agencies	$34,272	$37,395
U.S. government obligations	89,930	104,061
Corporate debt securities	97,243	93,456
Municipal securities	46,995	47,863
Mortgage and asset-backed securities	147,119	139,115

Total	$415,559	$421,890

	As of December 31, 2007

Fixed Income Securities	Amortized Cost	Fair Value

	(Dollars in thousands)
Agencies	$169,874	$175,625
U.S. government obligations	70,393	73,270
Corporate debt securities	123,559	123,992
Municipal securities	16,704	17,727
Mortgage and asset-backed securities	305,115	305,919

Total	$685,645	$696,533

          The amortized cost and estimated fair value of fixed income securities available for sale as of December 31, 2008 and December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	As of December 31, 2008

Fixed Income Securities	Amortized Cost	Fair Value

	(Dollars in thousands)
Less than one year	$28,974	$29,147
Due after one year through five years	99,044	98,545
Due after five years through ten years	61,003	66,740
Due after ten years	79,419	88,343
Mortgage and asset-backed securities	147,119	139,115

Total	$415,559	$421,890

	As of December 31, 2007

Fixed Income Securities	Amortized Cost	Fair Value

	(Dollars in thousands)
Less than one year	$18,031	$18,034
Due after one year through five years	143,996	145,201
Due after five years through ten years	137,654	142,540
Due after ten years	80,848	84,839
Mortgage and asset-backed securities	305,116	305,919

Total	$685,645	$696,533

          The following table provides the ratings distribution of our investment portfolio at each of December 31, 2008 and December 31, 2007:

Rating (1)	As of December 31, 2008

AAA (2)	74.6%
AA	5.1%
A	16.4%
Cash	3.7%
BIG	0.2%

Total	100.0%

Rating (1)	As of December 31, 2007

AAA (2)	82.0%
AA	6.2%
A	8.9%
Cash	2.9%

Total	100.0%

(1)	Ratings represent S&P classifications. If unavailable, Moody’s ratings are used.

(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 33.5% and 35.7% of the investment portfolio as of December 31, 2008 and December 31, 2007, respectively.

The Company has no material investments in securities guaranteed by third parties and has no direct investments in financial guarantors as at December 31, 2008 and 2007.

Contractual Obligations

          We have various contractual obligations as of December 31, 2008 that are summarized in the following table:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(Dollars in millions)
Redeemable preference shares (1)	$75.0	—	—	—	$75.0
Long-term debt (2)	$40.0	—	—	—	$40.0
Interest on long-term debt	$42.0	$2.8	$5.5	$5.5	$28.3
Operating lease commitments (3)	$0.3	$0.3	$—	—	—
Losses and loss expense and credit impairments reserves (4)	$177.8	$61.7	$3.3	$12.4	$100.4

Total	$335.2	$64.8	$8.8	$17.9	$243.7

(1)	Par value only of non-cumulative, non mandatory, redeemable preference shares.

(2)	Principal only.

(3)	Lease payments are subject to escalation in building operating costs.

(4)

Loss and loss expense reserve and credit impairments (a non-GAAP measure) represent estimated future payments relating to actual or probable reinsurance policy claims. We have estimated the timing of these payments and actual payments may vary significantly from these estimates. The discounted value of the claims are reported as losses and loss expense reserves on the consolidated balance sheets, and as credit impairments within derivative liabilities on the consolidated balance sheet. Of the net amount of $100.4 million due in more than 5 years, $104.2 million is not expected to be paid out for more than 20 years and net recoveries of $3.8 million are expected to be received between years 6 and 20, primarily attributable to RMBS. Approximately 44% of the unallocated reserve is in the 4-5 year category as it relates to further loss development on US RMBS exposures, which are expected to pay out in 4-5 years. The remaining 56% of the unallocated reserve is included in the more than 5 years category as it does not relate to any actual claims and cannot be scheduled; therefore, it is assumed to payout after more than 20 years.

Off-Balance Sheet Arrangements

          As of December 31, 2008, we did not have off-balance sheet arrangements that were not accounted for or disclosed in the consolidated financial statements.

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

          Our underwriting procedures differed in 2008 and prior years, depending on whether we were conducting facultative or treaty-based reinsurance activities. We have not written any new financial guaranty reinsurance business to date in 2009 and do not expect to do so in the near term, but if we were to write new financial guaranty reinsurance business, we would adhere to the underwriting procedures followed in 2008 and prior years, as follows. Our facultative reinsurance activities are subject to a formal underwriting process on a transaction-by-transaction basis, whereas our treaty underwriting is based upon an evaluation of the portfolio of transactions ceded to us by a particular primary insurer as well as the history of each primary insurer’s own underwriting activities.

          For facultative transactions, various factors affecting the credit worthiness of the underlying obligations are evaluated during the underwriting process. Our Credit Committee, comprised of our CEO, CFO, Chief Risk Manager and General Counsel, approves all treaties and facultative transactions prior to committing any of our reinsurance capacity.

          Like other reinsurers, we rely for both our facultative and treaty-based business on the surveillance and remediation activities of the primary insurers that provide us with updated information on the performance of the transactions in our reinsured portfolio. The surveillance information provided to us by the primary insurers is supplemented by our own independent evaluations of the analysis and underlying performance data provided by the ceding primary with regard to watch list transactions and verification (where possible) of ratings information provided by the primary insurers on large exposures and on transactions where significant discrepancies are evident between a ceding primary insurer’s internal rating and the reported ratings of S&P or Moody’s. These results are reviewed periodically by senior finance and risk management personnel. Our management committee determines the adequacy of our loss reserves and makes any necessary adjustments following such assessment.

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

          Our investment portfolio is managed by a professional asset management firm, New England Asset Management. Our investment policies are designed to require the portfolio to be managed in a manner that preserves principal, provides long term predictable growth while maximizing income, meets statutory requirements, provides adequate liquidity to meet claims and other cash needs and maintains high credit quality. Our investment policy and guidelines as adopted by our board specify eligible investments and establish a portfolio duration target, high liquidity, minimum credit ratings, single-risk limits, diversification and asset allocation standards. Our finance personnel review our portfolio for compliance with investment policies and procedures; and the Risk Management Committee of our Board of Directors reviews investments and performance reports and discusses those reports with our portfolio managers at least quarterly.

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

          Changes in interest rates may adversely affect the value of fixed income investment securities. The following table summarizes the estimated change in fair value on the net balance of investment securities and cash in the investment portfolio, assuming immediate changes in interest rates at specified levels at December 31, 2008:

Change in Interest Rates	Estimated Net Fair Value	Estimated (Decrease)/Increase in Net Fair Value

	(Dollars in millions)
300 basis point rise	$383.6	$(54.5)
200 basis point rise	400.9	(37.2)
100 basis point rise	419.0	(19.1)
50 basis point rise	428.4	(9.7)
Base scenario	438.1	—
50 basis point decline	448.1	10.0
100 basis point decline	458.5	20.4
200 basis point decline	480.6	42.5
300 basis point decline	505.0	66.9

          Financial instruments that may be adversely affected by changes in credit spreads include our outstanding exposure to credit derivative transactions. The Company’s credit derivative exposures are substantially similar to its financial guaranty insurance contracts and provide for credit protection against payment default. The primary insurer enters into these types of contracts, which require the insurer to make payments upon the occurrence of certain defined credit events relating to underlying obligations. If credit spreads relating to the underlying obligations change, the market value of the related credit derivative changes accordingly. Market liquidity can also impact valuations of the underlying obligations, resulting in gains or losses. Changes in credit spreads are generally caused by changes in the market’s perception or market liquidity of the credit quality of the underlying obligations. As credit spreads change, we experience unrealized fair value gains or losses on credit derivative transactions reinsured by us. We generally hold these derivative contracts to maturity. The unrealized gains and losses on derivative financial instruments will amortize to zero as the exposure approaches its maturity date, unless there is a payment default on the exposure. Changes in credit spreads can result in large variations in the credit derivative liability quarter on quarter, resulting in further losses if credit spreads widen and gains if the spreads tighten. See “FAS 157 disclosures” for the effect of changes in the Company’s estimated non-performance credit risk on our derivative balances.

The following table summarizes the estimated changes in fair value of our credit derivatives assuming immediate changes in the Company’s non performance credit risk at specified levels at December 31, 2008:

Change in Credit Spreads	Estimated Net Fair Value of Derivative Liability	Impact of Change on Net Income

	($ in millions)
1000 basis point narrowing	$(150.7)	$(65.3)
500 basis point narrowing	(111.4)	(26.0)
100 basis point narrowing	(89.9)	(4.5)
Base scenario	(85.4)	—
100 basis point widening	(81.3)	4.1
500 basis point widening	(67.8)	17.6
1000 basis point widening	(55.5)	29.9

The Company believes that the above data points are hypothetical with the spread movements used in the sensitivity analysis of 100, 500, and 1000 basis points supported by previous large spread changes that have occurred in the last year in our primaries’ spreads. Therefore, it is not unreasonable for RAM to use these spread movements in the sensitivity analysis. This calculation is based on estimates, involves a significant degree of management judgment and is sensitive to selected assumptions. Changes to assumptions used in this valuation could lead to materially different results.

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

          FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, with the exception of certain risk management disclosures which are effective for the interim financial statements prepared as of September 30, 2008, and are presented and disclosed for the current period in “Note 11 – Loss and Loss Adjustment Expense Reserve” in the Notes to the Consolidated Financial Statements. Early application is not permitted. The standard does not apply to credit derivatives. The effect of fully adopting FAS 163 will be recognized as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2009. The Company is currently assessing the potential impact, which is likely to be material, of applying FAS 163 and at this time is unable to quantify the effect of the adoption of this standard.

          In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 145; and Clarification of the Effective Date of FASB Statement No. 161”. FSP No. FAS 133-1 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The Company has adopted FSP FAS No. 133-1 and FIN 45-4 for the reporting period ending December 31, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 has not affected the Company’s financial position or results of operations.

          In March 2008 the FASB issued FAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. FAS 161 was adopted for the reporting period ending December 31, 2008. Since FAS 161 only requires additional disclosures concerning credit derivatives, FAS 161 did not impact the Company’s results of operations or financial position.

          In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements”. This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The Company adopted FAS 157 effective January 1, 2008. See Note 4, Derivative Instruments and Note 10, Fair value of Financial Instruments for further information.

          In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in an inactive market and the provisions of the FSP were effective upon issuance. FSP 157-3 did not have an effect on the Company’s results of operations or financial position. The Company had minimal assets in its investment portfolio which were not active at December 31, 2008. The provisions were applied to its soft capital facility put option (see Item 8 – Financial Statement Footnote 9).

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

Effects of Inflation

          We do not believe that inflation has had a material impact on our business or operating results during the periods presented in this annual report.

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

          As of December 31, 2008, management has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that RAM Holdings Ltd.’s internal control over financial reporting was effective as of December 31, 2008.

/s/ Vernon M. Endo	/s/ Edward U. Gilpin
Vernon M. Endo	Edward U. Gilpin
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of RAM Holdings Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and retained (deficit) earnings and of cash flows present fairly, in all material respects, the financial position of RAM Holdings Ltd. and its subsidiary (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company has adopted SFAS No. 157, “Fair Value Measurements” in 2008. As discussed in Note 1 to the consolidated financial statements, the Company has not renewed its reinsurance treaties with any of the primary financial guaranty insurers in 2009 or written any new business to date in 2009.

/s/ PricewaterhouseCoopers
Hamilton, Bermuda

April 15, 2009

RAM Holdings Ltd.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007

ASSETS
Investments: Fixed-maturity securities held as available for sale, at fair value (amortized cost of $415,558,752 and $685,644,954)	$421,890,248	$696,532,780
Cash and cash equivalents	8,763,062	12,326,313
Restricted cash	8,284,459	8,177,757
Accrued investment income	4,437,636	6,464,873
Premiums receivable	1,115,413	3,644,620
Recoverables on paid losses	1,796,842	1,807,941
Deferred policy acquisition costs	74,795,257	87,304,376
Prepaid reinsurance premiums	1,599,174	2,662,673
Other receivables	4,000,000	—
Deferred expenses	1,588,217	1,752,856
Prepaid expenses	377,372	195,291
Financial instruments at fair value	43,083,370	35,330,000
Other assets	2,550,875	4,065,979

Total assets	$574,281,925	$860,265,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Losses and loss expense reserve	$95,794,254	$63,797,744
Unearned premiums	158,593,738	239,957,383
Reinsurance balances payable	24,621,111	539,394
Accounts payable and accrued liabilities	2,493,959	3,463,366
Accrued interest payable	693,151	693,151
Derivative liabilities	85,353,670	180,588,918
Other liabilities	2,374,153	3,913,105
Long-term debt	40,000,000	40,000,000
Redeemable preference shares ($1,000 redemption value and $0.10 par value; authorized shares – 75,000; issued and outstanding shares – 75,000 at December 31, 2008 and 2007)	75,000,000	75,000,000

Total liabilities	484,924,036	607,953,061

Commitments and contingencies (Note 18)

Shareholders’ equity:
Common shares ($0.10 par value; authorized shares – 90,000,000; issued and outstanding shares – 27,251,595 shares at December 31, 2008 and 27,238,976 shares at December 31, 2007)	2,725,160	2,723,898
Additional paid-in capital	230,438,128	229,378,418
Accumulated other comprehensive income	6,331,496	10,887,826
Retained earnings	(150,136,895)	9,322,256

Total shareholders’ equity	89,357,889	252,312,398

Total liabilities and shareholders’ equity	$574,281,925	$860,265,459

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Consolidated Statements of Operations

	Years Ended December 31,

	2008	2007	2006

Revenues:
Gross premiums written (Note 16)	$(11,214,227)	$98,500,663	$73,218,339
Ceded premiums	(509,190)	(751,528)	(2,145,659)

Net written premiums	(11,723,417)	97,749,135	71,072,680
Change in unearned premiums	80,300,144	(46,744,694)	(26,780,438)

Net premiums earned	$68,576,727	$51,004,441	$44,292,242

Change in fair value of credit derivatives:
Realized (losses) gains and other settlements	(86,319,869)	5,971,020	3,203,910
Unrealized gains/(losses)	94,288,456	(177,777,141)	(14,426)

Net change in fair value of credit derivatives	7,968,587	(171,806,121)	3,189,484

Net investment income	29,306,749	33,148,540	24,236,102
Net realized losses on investments	(2,355,915)	(3,604,220)	(1,002,055)
Net unrealized gain on other financial instruments	7,753,370	35,330,000	—

Total revenues	111,249,518	(55,927,360)	70,715,773

Expenses:
Losses and loss adjustment expenses	214,828,123	48,026,209	(2,781,236)
Acquisition expenses	30,575,753	18,417,790	16,315,353
Operating expenses	16,929,793	13,373,223	13,378,816
Interest expense	8,375,000	8,375,000	2,750,000

Total expenses	270,708,669	88,192,222	29,662,933

Net (loss) income	$(159,459,151)	$(144,119,582)	$41,052,840

Net (loss) income per common share:
Basic	$(5.85)	$(5.29)	$1.53
Diluted	(5.85)	(5.29)	1.53
Weighted-average number of common shares outstanding:
Basic	27,249,220	27,237,481	26,787,221
Diluted	27,249,220	27,237,481	26,843,583

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,

	2008	2007	2006

Net (loss) income	$(159,459,151)	$(144,119,582)	$41,052,840

Other comprehensive (loss) income
Change in unrealized appreciation/(depreciation) of investments	(6,912,245)	12,780,249	(1,958,979)
Less: Reclassification adjustment for net realized losses on investments included in net (loss) income	2,355,915	3,604,220	1,002,055

Other comprehensive (loss) income	(4,556,330)	16,384,469	(956,924)

Comprehensive (loss) income for the year	$(164,015,481)	$(127,735,113)	$40,095,916

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Consolidated Statements of Shareholders’ Equity and Retained (Deficit) Earnings

	Share capital	Additional paid-in capital	Accumulated other comprehensive income	Retained (deficit) earnings	Total

Balance, January 1, 2006	$2,588,476	$211,056,634	$(4,539,719)	$113,550,701	$322,656,092

Share issuance	135,000	16,456,872	—		16,591,872
Committed preference share expenses	—	(523,499)	—	—	(523,499)
Share based compensation	—	446,833	—	—	446,833
Net income	—	—	—	41,052,840	41,052,840
Other comprehensive loss	—	—	(956,924)	—	(956,924)

Balance, December 31, 2006	2,723,476	227,436,840	(5,496,643)	154,603,541	379,267,214

Reclassification of committed preference share expenses	—	1,161,703	—	(1,161,703)	—
Share issuance	422	(422)	—	—	—
Share based compensation	—	780,297	—	—	780,297
Net loss	—	—	—	(144,119,582)	(144,119,582)
Other comprehensive income	—	—	16,384,469	—	16,384,469

Balance, December 31, 2007	2,723,898	229,378,418	10,887,826	9,322,256	252,312,398

Share issuance	1,262	(1,262)	—	—	—
Share based compensation	—	1,060,972	—	—	1,060,972
Net loss	—	—	—	(159,459,151)	(159,459,151)
Other comprehensive loss	—	—	(4,556,330)	—	(4,556,330)

Balance, December 31, 2008	$2,725,160	$230,438,128	$6,331,496	$(150,136,895)	$89,357,889

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net (loss) income for the year	$(159,459,151)	$(144,119,582)	$41,052,840
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized losses on investments	2,355,915	3,604,220	1,002,055
Net unrealized (gains) losses on credit derivatives	(94,288,456)	177,777,141	14,426
Net unrealized (gain) on other financial instruments	(7,753,370)	(35,330,000)	—
Depreciation and amortization	205,054	210,534	141,443
Amortization of debt discount	6,280	6,280	6,280
Amortization of bond premium and discount	1,646,258	798,087	486,654
Share based compensation	1,060,972	780,297	446,833
Changes in assets and liabilities:
Accrued investment income	2,027,237	(1,238,319)	(534,583)
Premiums receivable	2,529,207	(180,465)	(1,476,118)
Recoverables on paid losses	11,099	(892,041)	363,603
Deferred policy acquisition costs	12,509,119	(13,466,738)	(7,617,283)
Prepaid reinsurance premiums	1,063,499	(571,319)	(2,091,354)
Prepaid expenses	(182,081)	(10,665)	(70,619)
Other receivables	(4,000,000)	—	—
Deferred expenses	—	476	(40,346)
Losses and loss adjustment expenses	31,996,510	49,291,966	(2,089,089)
Unearned premiums	(81,363,645)	47,316,014	28,871,792
Derivative liability	(946,792)	1,190,812	(129,757)
Reinsurance balances payable	24,081,717	(671,289)	1,210,683
Accounts payable and accrued liabilities and interest payable	(969,407)	5,179	350,212
Share based compensation liability	—	—	(2,801,535)

Net cash (used in) provided by operating activities	(269,470,035)	84,500,588	57,096,137

Cash flows from investing activities:
Purchases of investments	(251,363,052)	(244,097,849)	(220,303,995)
Proceeds from sales of investments	427,136,405	18,228,122	111,000,298
Proceeds on maturities of investments	90,310,675	109,867,972	7,996,521
Net sales (purchases) of short term investments	—	10,040,385	(9,820,200)
Net change in restricted cash	(106,702)	(1,924,424)	(2,885,453)
Purchases of fixed assets	(70,542)	(24,334)	(19,864)

Net cash provided by (used in) investing activities	265,906,784	(107,910,128)	(114,032,693)

Cash flows from financing activities:
Net issuance (redemption) of share capital	—	—	16,591,872
Net proceeds from issuance of preference shares	—	—	73,901,496
Committed preference securities expenses	—	—	(523,499)

Net cash provided by financing activities	—	—	89,969,869

Net (decrease) increase in cash and cash equivalents	(3,563,251)	(23,409,540)	33,033,313
Cash and cash equivalents – Beginning of year	12,326,313	35,735,853	2,702,540

Cash and cash equivalents – End of year	$8,763,062	$12,326,313	$35,735,853

Supplemental cash flow disclosure:
Interest paid on redeemable preference shares	$5,625,000	$5,625,000	$—
Interest paid on long-term debt	$2,750,000	$2,750,000	$2,750,000

See accompanying Notes to Consolidated Financial Statements.

RAM Holdings Ltd.
Notes to Consolidated Financial Statements

1	BACKGROUND

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

The unprecedented deterioration in the U.S. housing market since the latter half of 2007 and the resulting lack of liquidity in the capital markets has had a substantial adverse impact on the financial guaranty industry generally and the Company in particular. It is uncertain whether the primary financial guaranty market will return to the level of business volume of prior years. As a result of these adverse developments and the downgrades of the Company’s ratings from AAA to A+ by Standard & Poor’s Ratings Services (“S&P”) and from Aa3 to Baa3 by Moody’s Investors Service (“Moody’s”), we wrote only a modest amount of new financial guaranty reinsurance business in 2008 and have not renewed our reinsurance treaties with the primaries or written any new financial guaranty business to date in 2009.

Our business strategy

In response to the economic and rating events referenced above, we are continuing efforts that we began in 2008 to reduce the volatility of our insured portfolio and evaluate our business model:

•

Reducing our insured risk exposure: We commuted our entire insured portfolio assumed from Syncora Guaranty Re Ltd. and MBIA, effective July 25, 2008 and November 30, 2008, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of operations: Net income - Commutations”. We commuted our entire insured portfolio assumed from Ambac Assurance Corporation effective April 8, 2009. See Note 27, “Subsequent Events.” We are pursuing further commutations in cases where they can be negotiated at acceptable prices. In addition, we are pursuing legal actions against our ceding companies in cases where we dispute the validity of cessions made under our treaties or ceded losses.

•

Capital preservation and evaluation: We reduced our new business growth in 2008 and have not written any business to date in 2009. We are evaluating our capital position in light of ongoing deterioration in the credit markets to determine whether we have sufficient capital in excess of that required to pay claims and other obligations under various stress scenarios to pursue opportunities to deleverage our capital structure by repurchasing our outstanding securities and, in the longer term, new business opportunities.

•

Reducing expenses: In order to reduce our expenses, we are actively considering whether to de-list our common shares from trading on NASDAQ and de-register our securities under the Securities Exchange Act of 1934 as promptly as possible after the filing of this annual report on Form 10-K. If we de-list and de-register, we would no longer file annual, quarterly and current reports or proxy statements with the U.S. Securities and Exchange Commission. We estimate that these actions will reduce our expenses by at least $2 million per year, although the full effect of this cost savings is not expected until 2010. We also requested on March 17, 2009 that Moody’s withdraw our financial strength rating, which will result in us no longer paying an annual fee to Moody’s. We are also evaluating other measures to reduce expenses.

We are not seeking to write any new business in the near term, although we believe that if we are successful in the strategic measures set forth above, it will improve our position to potentially write new business in the future. We continue to evaluate our business model and may pursue a different set of strategies in the future. There can be no assurance that the strategies that have been implemented or that will be pursued in the future in connection with this evaluation will improve our business, financial condition, liquidity or results of operations or will not have a material adverse effect on the Company.

Liquidity

RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to us and (2) our ability to access the debt and equity markets, which is unlikely in the near term given current market conditions and the Company’s current share valuation. Our principal uses of liquidity are for payment of interest on our senior notes, non-mandatory dividends on our preference shares and capital investments in RAM Re. On March 19, 2009, RAM Re’s Board approved a dividend of $2.8 million from RAM Re to RAM Holdings’. Based on the amount of dividends that we received on March 19, 2009, we believe that we will have sufficient liquidity to pay interest on our senior notes over the next twelve months. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as adverse loss development, insurance regulatory changes and changes in general economic conditions, beyond the next twelve months, the amounts required to be held by us in trust for the benefit of our U.S. regulated customers and Bermuda law as described below. Consequently, although we believe that we will continue to have sufficient liquidity to meet our obligations over the long term, we cannot guarantee that RAM Re will be able to dividend amounts sufficient to satisfy all our obligations, and there can be no assurance that dividends will be declared or paid in the future.

The principal sources of RAM Re’s liquidity are gross written premiums, scheduled investment maturities, existing soft capital facilities and net investment income. The principal uses of RAM Re’s liquidity are for the payment of operating expenses, claims, ceding commissions, reinsurance premiums, dividends on RAM Re preference shares, dividends to RAM Holdings and for purchases of new investments and more recently funding commutation agreements. We believe that RAM Re’s expected operating liquidity needs can be funded from its operating and investing cash flows for the next twelve months. Further increases in loss reserves and credit impairments would require RAM Re to deposit additional collateral in the applicable trust account(s); and resulting claims payments in respect of those losses and impairments would increase cash outflows and could decrease the size of RAM Re’s investment portfolio, in turn decreasing income from investments.

RAM Re may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. The Bermuda Insurance Act requires RAM Re to meet a minimum solvency margin equal to the greater of (i) $1.0 million, (ii) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million, and (iii) 15% of loss and other insurance reserves. To satisfy these requirements, RAM Re was required to maintain a minimum level of statutory capital and surplus of $15.3 million at December 31, 2008. RAM Re’s statutory capital and surplus was $158.4 million at December 31, 2008. In addition to the solvency margin, the Bermuda Insurance Act requires RAM Re to comply with a liquidity ratio whereby the value of its relevant assets must be not less than 75% of the amount of its relevant liabilities. In the event RAM Re fails to meet its Relevant Margins on the last day of any financial year, it shall not without the approval of the Bermuda Monetary Authority (the “BMA”), declare or pay any dividend during the next financial year. In addition, under the Bermuda Insurance Act, Class 3B insurers are prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its required solvency margins. Based upon these tests, without filing an affidavit with the BMA, the maximum amount that will be available during 2009 for payment by RAM Re is approximately $39.6 million, which amounts may be further restricted by Enhanced Credit Requirements expected to be applied by the BMA to Class 3B insurers in the future.

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

In addition, the terms of RAM Re’s Class B preference shares restrict RAM Re’s ability to pay dividends on its common shares unless all accrued and unpaid dividends on the Class B preference shares for the then current dividend period have been declared and paid or a sum sufficient for payment thereof set apart. There is an exception however that permits RAM Re to declare dividends on its common shares in such amounts as are necessary for RAM Holdings (i) to service indebtedness for borrowed money as such payments become due (or to satisfy any of its guarantee obligations made in respect of indebtedness of RAM Re or RAM Holdings) or (ii) to pay its operating expenses.

On September 24, 2008 RAM Re was downgraded by S&P to A+ from AA and on December 4, 2008 RAM Re was downgraded by Moody’s to Baa3 from A3. On March 17, 2009, RAM Re requested that Moody’s withdraw its rating. The downgrade of RAM Re’s ratings has had an adverse effect on RAM Re’s ability to compete in the financial guaranty reinsurance industry and significantly decreased the value of the reinsurance provided. Due to the above mentioned downgrades, certain ceding companies have the right, after a cure period, to increase the ceding commission, as stipulated in the treaties, or terminate the treaties and recapture the business previously ceded to RAM Re whether written in financial guaranty or credit derivative form. To the extent policies are recaptured, RAM must forfeit to the ceding company an amount determined by formula under each treaty which generally consists of RAM’s allocated share of the U.S. statutory unearned premium, net of the ceding commission paid by RAM to the ceding company (subject to a penalty amount in some cases), and loss reserves established with respect to the policies ceded, as applicable. U.S statutory premiums usually earn at a slower rate than GAAP premiums and therefore any forfeiture of U.S. statutory unearned premiums would result in a loss on a GAAP basis. In some cases, the ceding companies have the right to select specific years of business written to recapture, and a decision by a ceding company to recapture, for example, all business written prior to

2006, could have a material adverse effect on RAM Re because of the projected losses associated with the business written in the last three years. As of April 13, 2009, none of the primaries have recaptured any business. The commutations negotiated during the year were not a result of these treaty terms. As at December 31, 2008, we have accrued or paid additional ceding commissions related to the S&P downgrade totaling $20.3 million which is being expensed as the related premiums are earned. We are unable to estimate any further ceding commission increase resulting from the Moody’s downgrade because Moody’s has not yet established the amount of further reinsurance credit we provide to each of the primaries at the Baa3 level.

At December 31, 2008, the Company has $438.9 million of cash and investments of which $378.9 million is held in trust for the benefit of our ceding companies, leaving $60.0 million cash and investments available for the cost of ongoing business. The trust accounts are required to hold cash and investments equivalent to unearned premiums, case-basis loss reserves and credit impairments, and a contingency reserve calculated by the ceding companies, and the balances are adjusted at least annually. Currently, losses are paid out of our unrestricted cash rather than our trust accounts which reduces available cash until the trust accounts are adjusted. Subsequent to December 31, 2008, approximately $32.9 million was released from the trust accounts to the Company’s operating account.

Management believes that the Company has sufficient capital resources and liquidity to meet its obligations for at least the twelve months subsequent to the balance sheet date and therefore that the Company remains a “going concern”, even if the Company does not write any new business during that time period.

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

As discussed in Note 1, RAM Holdings Ltd and RAM Holdings II Ltd were amalgamated on May 1, 2006 and these consolidated financial statements reflect the amalgamation. There was no effect to shareholders’ equity or results of operations on amalgamation. The consolidated accounts of Holdings include those of its subsidiary, RAM Re. All significant intercompany balances have been eliminated on consolidation.

(c)	Cash and cash equivalents

The Company considers all highly liquid investments, including fixed-interest and money market fund deposits, with a maturity of 90 days or less when purchased as cash equivalents.

(d)	Investments

The Company has classified its fixed-maturity investments as available for sale as defined by Statement of Financial Accounting Standards No. 115 (“SFAS 115”). Available for sale investments are carried at fair value, with unrealized appreciation or depreciation reported as a separate component of accumulated other comprehensive income. The Company’s fair values of fixed maturity and short-term investments are based on prices obtained from nationally recognized independent pricing services. All investment transactions are recorded on a trade date basis. Realized gains and losses on sales of fixed maturity investments are determined on the basis of amortized cost. Gains and losses on sale of investments are included in investment income when realized. The cost of securities sold is determined using the specific identification method. Short-term investments are carried at amortized cost, which approximates fair value, and include all securities with maturities greater than 90 days but less than one year at time of purchase. All declines in fair value below cost that are considered other than temporary are recognized in income. Factors considered when assessing impairment include: (i) securities whose market values have declined by 20% or more below amortized cost for a continuous period of at least six months; (ii)

credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether the Company has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. The Company’s investment guidelines require the orderly sale of securities that do not meet investment guidelines due to a downgrade by rating agencies or other circumstances, unless otherwise authorized by management to hold.

(e)	Premium revenue recognition

Installment premiums are recorded as written at each installment due date and are earned over the respective installment period, which equates to the period of risk. All other premiums written are recorded as written at the inception of the policy and are earned ratably over the period of risk. When insured issues are refunded or called, the remaining unearned premiums are earned at that time, since there is no longer risk to the Company. Premiums are recorded on a one month lag due to the timing of receipt of the information from the ceding companies. Premiums earned for 2008, 2007, and 2006, respectively, includes $23.7 million, $5.7 million, and $6.3 million related to refundings.

(f)	Deferred policy acquisition costs

Deferred policy acquisition costs comprise those expenses that vary with and are primarily related to the production of business, including ceding commissions paid on reinsurance assumed, a portion of salaries and related costs of underwriting personnel, rating agency fees, and certain other underwriting expenses. Policy acquisition costs are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs related to insured derivative transactions are expensed as incurred. When assessing the recoverability of deferred policy acquisition costs, the Company considers the future earnings of premiums paid upfront, the estimated present value of net installment premiums to be received and anticipated investment income and compares this to the sum of unamortized policy acquisition costs and expected loss and loss adjustment expenses. This comparison is completed by underwriting year and risk type. If a premium deficiency were calculated the unamortized acquisition costs would be reduced by a charge to expense.

For policies retroceded, the Company receives ceding commissions to compensate for acquisition costs incurred. The Company nets ceding commissions received against deferred acquisition costs and earns these ceding commissions over the period in which the related premiums are earned.

(g)	Losses and loss adjustment expenses

The Company’s liability for losses and loss adjustment expenses consists of case-basis reserves and an unallocated reserve.

Case-basis reserves are established based on ceding company reports and internal review and evaluation of exposures related to guaranteed obligations that either have already defaulted or have a high and estimable probability of default. Management’s review and analysis of case-basis reserves includes an analysis of the present value of the expected ultimate losses and loss adjustment expense that the Company expects to pay less estimated recoveries. The amount of the expected loss, net of expected recoveries, is discounted based on a discount rate of approximately 5% for all periods presented. Changes to the ceding company’s reserves are reported at regular intervals and are reviewed for reasonableness by the Chief Risk Manager and the Company’s Management Committee.

Case-basis reserves for policies with installment premiums are established net of expected future installments premiums, as such premiums are considered a form of recovery when installment premiums are considered collectible. Case-basis reserves established for policies with upfront premiums do not reflect the benefit of deferred premium revenue, which the Company continues to earn over the remaining life of the policy.

The Company maintains an unallocated reserve as established by the Management Committee and estimated based on the composition of our outstanding par exposure and reserve factors applied to this exposure so that, all else being equal, increases in outstanding par will result in increases in unallocated reserves. Our reserve factors are the product of i) the ratios of the unallocated reserves of our ceding companies relative to their outstanding exposures and ii) the credit risk of our outstanding exposure relative to the credit risk of the portfolios of our ceding companies, where credit risk is assessed by weighted average capital charges (a commonly recognized measure of credit risk promulgated by S&P). RAM Re’s insured portfolio is segregated by primary insurer, and the above ratios are calculated individually by primary insurer. Therefore, changes in the following factors would result in changes in our unallocated reserves under our current practices:

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

RAM Re’s unallocated reserve is reviewed periodically by the Management Committee and the estimate may be modified if industry experience or company specific-developments are judged to warrant such an adjustment. For example, as at December 31, 2008, some of the primaries increased the unallocated reserves for residential mortgage-backed securities, which has been reflected in our unallocated loss reserve calculation.

The unallocated reserve is established to cover estimated losses on par exposures based on historical industry experiences of losses and defaults. As case reserves are established, the par related to that particular credit is removed from the total par used to calculate the unallocated reserve as described above.

Additionally, management considers internal guidelines in place which address the procedures followed to determine that the total best estimate continues to be based upon expected loss experience over the long term and is not overly influenced by one short term development on one loss. Specifically, the Management Committee has two guidelines with respect to the interaction of unallocated (excluding any calculated by management on specific policies) and case reserves. No more than 20% of the unallocated reserve balance at quarter end can be reduced to offset a case reserve associated with a single default. No more than 50% of the unallocated reserve balance at year end can be reduced to offset aggregate case reserve activity during the following year. These internal guidelines are not mandatory as they are subject to management judgment based on specific facts and circumstances.

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

The Company recognizes that there is diversity in practice among financial guaranty insurers and reinsurers with respect to their accounting policies for unallocated loss reserves. Current accounting literature, specifically FASB Statement of Financial Accounting Standards No. 60 “Accounting and Reporting by Insurance Enterprises” (FAS 60) and FASB Statement of Financial Accounting Standards No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”), do not specifically address the unique characteristics of financial guarantee insurance contracts. Consequently, the accounting principles applied by the industry, as well as the Company, have evolved over time and incorporate the concepts of both short-duration contracts, accounted for under the provisions of FAS 60 and long duration accounting under FAS 97, as well as other accounting literature, such as FASB No. 5 “Accounting for Contingencies” and Emerging Issues Task Force (“EITF”) Issue No. 85-20 “Recognition of Fees for Guaranteeing a Loan”. The Company will continue its loss reserving methodology as noted above until the adoption of FAS 163. See recent accounting pronouncements (part 2(k) of this note) for further discussion of this issue.

(h)	Reinsurance

In the ordinary course of business, the Company cedes business to other insurance and reinsurance companies. These agreements enable the Company to manage its risk concentration limits thereby providing greater risk diversification and may minimize the net potential loss from large risks. Retrocessional contracts do not relieve the Company of its obligation to the reinsured. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers relating to the unexpired terms of the reinsurance contracts in force. During 2008, the Company had one retrocessional agreement in place. This agreement has been terminated on a “run-off” basis effective December 31, 2008.

(i)	Derivative instruments

The Company has entered into agreements to reinsure derivative instruments, consisting primarily of credit default swaps that it intends to reinsure for the full term of the contract. While management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, under FASB Statement of Financial Accounting Standards No. 149 (“FAS 149”), the reinsurance the Company provides does not meet the scope exception that excludes most financial guaranty policies from the fair value provisions of FASB Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The credit default swaps that the Company assumes from ceding companies do not meet the scope exception provided under FAS 149 because (a) the guaranteed party (i.e., the underlying insured) is entitled to recover amounts on occurrence of events other than failure to pay principal and interest when due; and (b) the guaranteed party is not exposed to the risk of non-payment at the inception of the contract and throughout the contract term as the guaranteed party does not have legal ownership of the guaranteed obligation. As the assumed policies do not qualify for the scope exception under FAS 149, the Company must account for these assumed credit default swaps under the provisions of FAS 133, and not as reinsurance under FASB Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance under Short-Duration and Long-Duration Contracts.” FAS 133 establishes accounting and reporting standards for derivative instruments, and requires the Company to recognize the derivative instruments on the balance sheet at their fair value, with changes in fair value recognized in earnings. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statement of Operations. The “Realized gains and losses and other settlements” component of this change in fair value includes, (i) net premiums earned on credit derivative policies, including current premiums receivable on assumed credit derivative polices, net of ceding commissions, and (ii) loss payments to the reinsured including losses payable upon the occurrence of a credit event. The “Unrealized gains and losses” component of the “Net change in fair value of credit derivatives” includes all other changes in fair value, including changes in instrument specific credit spreads and reduction in fair values due to commutation of credit derivative policies.

Through June 30, 2007, RAM valued its credit default swap portfolio using an internally developed model. While the model estimated an appropriate fair value during normal market conditions, the internal model output would not fully reflect the effect of market conditions and the large changes in credit spreads being experienced. Management therefore determined that a more appropriate basis for our estimate of fair value was to use as a key input, from September 30, 2007 onward, the valuation information provided to us by our ceding companies. RAM participates in credit default swaps through a reinsurance treaty with a ceding company and therefore the contract to be valued is a reinsurance contract on a derivative. This contract is not identical to the underlying credit default swaps. In particular, although RAM’s contract allows it to share in the economic results of the underlying contracts, it does not provide rights to the same information that the ceding companies have access to. Under FAS 157, the fair value of RAM’s contract represents the exit price that would be paid to a market participant to assume the reinsurance contract as written; that is, the amount the market participant would require to assume RAM’s potential obligations under the contract with the same contractual rights and obligations, including those which limit the information about the ceding companies’ underlying contracts that are being reinsured. Given the contractual terms that exist, RAM believes that an exit market participant would look to the information that is available from the ceding companies to determine the exit value of RAM’s reinsurance contract. The primary insurers underwrite each of the transactions underlying the reinsurance contract and they have access to all the underlying data related to the transactions. The ceding companies use their own internal valuation models where market prices are not available. RAM employs procedures to test the reasonableness of the mark both in process and absolute terms because we believe that an exit market participant would perform similar procedures when determining an exit price for our reinsurance contract. If it appears that the fair values generated by the ceding companies internal models and reported to RAM are consistent with macro spread movements and general market trends, and RAM believes that the modeling and assumptions that drive the modeling are reasonable (based on RAM’s ceding company audits and review of publicly available information), RAM will use the mark provided by the ceding company as a key input in the determination of the fair value of reinsurance contract. There is no single accepted model for fair valuing credit default swaps and there is generally not an active market for the type of credit default swaps insured by ceding companies and reinsured by us. Therefore, due to the limited availability of quoted market prices for these derivative contracts and the inherent uncertainties in the assumptions used in models, different valuation models may produce materially different results and be materially different from actual experience. In addition, due to the complexity of fair value accounting and the application of FAS 133 and FAS 157, future amendments or interpretations of FAS 133 and FAS 157 may cause us to modify our accounting methodology in a manner which may have an adverse impact on our financial results.

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

Under FAS 157, the use of valuation information provided to us by our ceding companies remains appropriate for the reasons described above, as well as the fact that the credit default swaps we reinsure are the same as that valued by our primaries, and the Company views its hypothetical principal market to be the same as our primaries, being the financial guaranty insurance and reinsurance market. The Company’s fair value on credit derivatives is adjusted for the Company’s own non-performance risk in accordance with FAS 157 (see Note 4, Derivative instruments).

(j)	Fair Value of Financial Instruments

The put option relating to the Company’s preference share soft capital facility is a financial instrument and is fair valued with the fair value measurement representing the value to the Company in the current market environment. The gain or loss on the put option is recorded on the consolidated balance sheet and changes in fair value are reported through the statement of operations in “Unrealized Gain/(Loss) on Other Financial Instruments”. Valuations are based on unobservable inputs including assumptions over the Company’s performance and future outlook, the facility, the current market conditions, and other similar instruments in the market. Subsequent to year end on February 17, 2009, the put option was exercised.

(k)	Recent accounting pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” which amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred with that of SFAS 115. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated balance sheets, results of operations or cash flows.

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

FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, with the exception of certain risk management disclosures which are effective for the interim financial statements prepared as of September 30, 2008, and are presented and disclosed for the current period in “Note 11 – Loss and Loss Adjustment Expense Reserve” in the Notes to the Consolidated Financial Statements. Early application is not permitted. The standard does not apply to credit derivatives. The effect of fully adopting FAS 163 will be recognized as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2009. The Company is currently assessing the potential impact, which is likely to be material, of applying FAS 163 and at this time is unable to quantify the effect of the adoption of this standard.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 145; and Clarification of the Effective Date of FASB Statement No. 161”. FSP No. FAS 133-1 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The Company has adopted FSP FAS No. 133-1 and FIN 45-4 for the reporting period ending December 31, 2008 (see Note 4, Derivative instruments for disclosures on our credit derivatives). Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 has not affected the Company’s financial position or results of operations.

In March 2008 the FASB issued FAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. FAS 161 was adopted for the reporting period ending December 31, 2008. See Note 4, Derivative instruments for disclosures on our credit derivatives. Since FAS 161 only requires additional disclosures concerning credit derivatives, FAS 161 has not affected the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements”. This Statement provides guidance for using fair value to measure assets and liabilities and associated disclosures about fair value measurement. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires expanded disclosures of the fair value measurements by level within the fair value hierarchy that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. The Company adopted FAS 157 effective January 1, 2008. See Note 4, Derivative Instruments and Note 10, Fair value of Financial Instruments for further information.

In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in an inactive market and the provisions of the FSP were effective upon issuance. FSP 157-3 did not have an effect on the Company’s results of operations or financial position. The Company had minimal assets in its investment portfolio which were not active at December 31, 2008. The provisions were applied to its financial instrument asset (see Note 10).

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

(l)	Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

Credit Derivatives presentation:

As at January 1, 2008, RAM implemented a change in the presentation of revenues, expenses and balance sheet items relating to financial guaranty contracts that the Company reinsures in the form of credit default swap (“CDS”) contracts. This reclassification did not change the Company’s (loss)/net income, comprehensive (loss)/ income, (loss)/earnings per share or shareholders’ equity. This reclassification was adopted after agreement between members of the Association of Financial Guaranty insurers (“AFGI”) and discussions with the Securities and Exchange Commission, to increase comparability of the Company’s financial statements with other financial guaranty companies that have credit derivative contracts.

CDS contract revenue has been reclassified in the consolidated statement of operations (see above derivative instruments accounting policy note for further details). Amounts relating to CDS contracts within “net earned premiums”, “acquisition expenses” (or ceding commissions) and “loss and loss adjustment expenses” have been reclassified to “realized (losses) gains and other settlements on credit derivatives”. The Company has reclassified all CDS-related balances in the consolidated balance sheet included in “unearned premiums” to “derivatives liabilities”. The balances on the Company’s balance sheet as of December 31, 2007, and related statements of operations and comprehensive income and cash flows for the years ended December 31, 2007 and 2006, affected by the reclassifications are as follows:

Consolidated Balance Sheets	As of December 31, 2007

Liabilities:	As previously reported	As reclassified

Unearned premiums	$242,829,191	$239,957,383
Derivative liabilities	177,717,110	180,588,918
Total liabilities	607,953,061	607,953,061

Consolidated Statement of Operations	Year Ended December 31, 2007		Year Ended December 31, 2006

	As previously reported	As reclassified	As previously reported	As reclassified

Gross premiums written	$108,749,672	$98,500,663	$77,631,605	$73,218,339
Change in unearned premiums	(47,935,507)	(46,744,694)	(26,650,681)	(26,780,438)
Net earned premiums	60,062,637	51,004,441	48,835,265	44,292,242
Realized gains and other settlements	—	5,971,020	—	3,203,910
Unrealized losses on credit derivatives	(177,777,141)	(177,777,141)	(14,426)	(14,426)
Acquisition expenses	21,504,966	18,417,790	17,654,466	16,315,353
Net income	(144,119,582)	(144,119,582)	41,052,840	41,052,840

Statement of Consolidated Cash Flows	Year Ended December 31, 2007		Year Ended December 31, 2006

Cash flows from operating activities:	As previously reported	As reclassified	As previously reported	As reclassified

Unearned premiums	$48,506,826	$47,316,014	$28,742,035	$28,871,792
Derivative liability	—	1,190,812	—	(129,757)
Net cash flows provided by operating activities	84,500,588	84,500,588	57,096,137	57,096,137

(m)	Restricted Cash

The statement of cash flows for the period ended December 31, 2008 appropriately segregates the effect of changes in restricted cash into a separate line item within investing activities. Restricted cash and the effect of changes in restricted cash balances have historically been included in the balance of cash and cash equivalents and the net increase/(decrease) in cash and cash equivalents, respectively. The statement of cash flows for the years ended December 31, 2007 and 2006 have been revised to conform to the current period presentation. The effect of the prior-period revised presentation has an immaterial effect on the statement of cash flows.

(n)	Segment Information

The Company has one reportable segment, financial guaranty reinsurance, which provides financial guaranty reinsurance for public finance, structured finance and other obligations.

3	PLEDGED ASSETS

As of December 31, 2008 and 2007, the Company had restricted cash of $8.3 million and $8.2 million, respectively, and investments at fair value of $370.6 million and $406.7 million, respectively, invested in trust accounts for the benefit of ceding companies. Pursuant to the terms of the reinsurance agreements with ceding companies regulated in the U.S., the Company is required to secure its obligations to these ceding companies in accordance with applicable state statutes governing credit for reinsurance, and may not withdraw funds from these trust accounts without their express permission. Subsequent to December 31, 2008, approximately $32.9 million was released from the trust accounts to the Company’s operating account.

4	DERIVATIVE INSTRUMENTS

The Company has entered into agreements to reinsure derivative instruments, consisting primarily of Credit default swaps (“CDS”) that it intends to reinsure for the full term of the contract. While management considers these agreements to be a normal extension of its financial guaranty reinsurance business and reinsurance in substance, these transactions reinsured by the Company meet the definition of a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and FAS No. 149,”Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”), and the Company is required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The gain or loss on credit derivatives will change at each measurement date based on the underlying assumptions and information used in the estimate of fair value. Such fair value changes may not be indicative of ultimate claims. The credit derivative contracts the Company reinsures require us to make payments upon the occurrence of certain defined credit events relating to an underlying obligation. Credit derivative exposures are substantially similar to financial guaranty insurance contracts and provide for credit protection against payment default, are generally held to maturity, and the unrealized gains and losses on derivative financial instruments will approach zero as the exposure approaches its maturity date, unless there is a credit impairment.

The following table provides the components of “net change in fair value of credit derivatives” included in the Company’s consolidated statement of operations related to our credit derivative policies:

	2008	2007	2006

Change in fair value of credit derivatives:
Credit derivative premiums received and receivable	$12,418,183	$9,058,196	$4,543,023

Ceding commissions on credit derivatives	(3,556,593)	(3,087,176)	(1,339,113)

Losses and loss adjustment expenses (1)	(95,181,459)	—	—

Realized (losses)/gains and other settlements	(86,319,869)	5,971,020	3,203,910

Unrealized gains (losses) (1)	94,288,456	(177,777,141)	(14,426)

Net change in fair value of credit derivatives	$7,968,587	$(171,806,121)	$3,189,484

(1) See Note 16 “Commutations” for details of the effect of the commutations with MBIA Insurance Corporation and its affiliates (“MBIA”) and Syncora Guaranty Re (formerly XL Financial Assurance Ltd) (“XLFA”) on the above balances.

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

•

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

•

Financial guarantors are not entitled to terminate a CDS contract they write that is “in-the-money” and realize a profit on such a position. A counterparty to a CDS contract written by a financial guarantor generally is not able to force the financial guarantor to terminate a CDS contract that is “out-of-the-money.”

•

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

As a result of these differences, we believe there have been few, if any, relevant third-party exit transactions for CDS contracts written by financial guarantors. In the absence of a principal exit market, a financial guarantor determines the fair value of a CDS contract it writes by using internally developed models, as more fully discussed below.

Fair Value Modeling

Each ceding company uses its own internal valuation models where market prices are not available. Given the contractual terms of RAM’s reinsurance that limit its access to the terms of the underlying credit derivatives, which are highly individualized, and the underlying loan level data, RAM believes that an exit market participant would look to the information that is available from the ceding companies to determine the exit value of RAM’s reinsurance contract, as discussed above. Therefore, the Company, in determining the fair value of derivative instruments, uses credit derivative contract valuations from its ceding companies as a key input. Management then assesses the reasonableness of the ceding companies’ valuations on a quarterly basis by i) discussing with primary insurers their mark-to-market valuation methodology including the nature of changes in key assumptions, ii) reviewing the primaries’ publicly available information regarding their mark-to-market process, including methodology and key assumptions, and iii) analyzing the movement of each individual derivative policy compared to observable market data, including credit spread movements and collateral delinquency information. Spreads and the related movements quarter to quarter are identified from observable market information such as indices, including the CDX, ABX, CMBX and LCDX indices, as related to specific types of derivative contracts. Overall, the relationship between the widening of credit spreads and fair value is not a linear one due to the mix of policy types (duration, rating, and maturities) within the portfolio. Therefore it is difficult to calculate the actual magnitude of any increase/decrease in the unrealized gain/(loss) with the movement of spreads alone. Additionally, there are many other assumptions that drive the ceding companies’ ultimate fair value assessment namely, asset recovery assumptions, correlation across asset assumptions, discount rate used, time to maturity, timing of default assumptions, and collateral posting requirements, where applicable. So while spreads are a significant driving factor in models of fair value they are not the only ones. Changes in correlation and recovery assumptions can result in valuations moving more or less than the absolute movement of spreads. RAM’s reinsurance contracts do not provide rights to the detailed underlying data for each policy, or the inputs and assumptions used to obtain the fair valuations as calculated by the ceding companies, and therefore RAM can only generally analyze the fair valuations for consistency with market movements, in conformity with the manner in which RAM believes an exit market participant would analyze the fair valuations given the contractual terms of RAM’s reinsurance. If it appears that the marks are consistent with macro spread movements, and general market trends and RAM believes that the modeling and assumptions that drive the modeling are reasonable (based on RAM’s ceding company audits and review of publicly available information), RAM will use the mark provided by the ceding company as a key input in the determination of the fair value of its reinsurance contracts on credit derivatives.

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

•

The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of subordination and composition of collateral.

•

The model maximizes the use of market-driven inputs whenever they are available. The key inputs to the model are market-based spreads for the collateral, and the credit rating of referenced entities. These are viewed by us to be the key parameters that affect fair value of the transaction.

•	The primaries are able to use actual transactions to validate their model results and to explain the correlation between various market indices and indicative CDS market prices.

•

The model is a well-documented, consistent approach to valuing positions that minimizes subjectivity, according to its users. Each company has developed a hierarchy for market-based spread inputs that helps mitigate the degree of subjectivity during periods of high illiquidity.

The primary weaknesses of the Premium Method of valuing CDS are:

•	There is no exit market or actual exit transactions. Thus the exit market is a hypothetical one based on each primary’s entry market.

•	There is a very limited market in which to verify the fair values developed by the model.

•	There is diversity of approach to estimating the fair value of these transactions among the financial guarantee insurance companies.

•

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

•

The model takes account of transaction structure and the key drivers of market value. The transaction structure includes par insured, weighted average life, level of deductible or subordination and composition of collateral.

•

The primary believes its model is a well-documented, consistent approach to marking positions that minimizes the level of subjectivity. The primary has also developed a hierarchy for market-based spread inputs that helps reduce the level of subjectivity, especially during periods of high illiquidity.

•

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

The primary weaknesses of the Expected Loss Method of valuing CDS are:

•	There is no market in which to verify the fair values developed by the model, and at December 31, 2008, the markets for the inputs to the model were highly illiquid, which impacts their reliability.

•	There is diversity of approach to estimating the fair value of these transactions among the financial guarantee insurance companies.

•

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

RAM measures the value of its derivative assets and liabilities based on an assumption that a market participant would consider the fair value information provided by the ceding companies. The assumption that a market participant would consider the fair value information provided by the ceding companies when determining the fair value of RAM’s reinsurance contract makes intuitive sense given the lack of contractual rights to more detailed information about individual ceding company contracts. The primary insurers underwrite each of the transactions underlying the reinsurance contract and they have access to all the underlying data related to the transactions. In addition, they have sophisticated modeling capabilities and services (i.e. Loan Performance and Intex) that allow them to evaluate the performance of all of the underlying credits in a transaction. RAM also employs procedures to test the reasonableness of the mark both in process and absolute terms because we believe that an exit market participant would perform similar procedures when determining an exit price for our reinsurance contract. If it appears that the marks are consistent with macro spread movements, and general market trends and RAM believes that the modeling and assumptions that drive the modeling are reasonable (based on RAM’s ceding company audits and review of publicly available information), RAM will use the mark provided by the ceding company as a key input in the determination of the fair value of reinsurance contract.

As of December 31, 2008, 2007 and 2006, included in the Company’s outstanding par exposure was $5.0 billion, $11.9 billion and $5.5 billion, respectively, of credit default swaps that have been fair valued under FAS 133. These derivative instruments had an average legal term to maturity of 18.1 years, 25.1 years and 12.5 years as of December 31, 2008, 2007 and 2006, respectively. The increase in average legal term to maturity of derivative instruments as at December 31, 2007 as compared to December 31, 2006, primarily resulted from an increase of $6.4 billion in the outstanding par amount of credit default swaps, of which approximately 33% related to Commercial Mortgage-Backed Securities with an average legal term of 43.5 years. During the year ended December 31, 2008, the Company commuted substantially all of its CMBS derivative instruments which led to the decline in the average legal term to maturity as at December 31, 2008. The average legal term to maturity as at December 31, 2008 remains higher than 2006 due to the change in mix of the Company’s CDS portfolio including increased RMBS and Trust Preferred CDOs assumed by the Company in 2007. Actual maturity of credit default swaps is generally expected to be significantly less than the legal term. The Company’s determination of derivative liabilities is not affected by the one-quarter lag in reporting of exposure data included in Note 12.

The following table sets forth the Company’s exposure to credit derivative by major asset type as at December 31, 2008:

Asset Type (1)	Net Par Outstanding	Wtd. Average Credit rating (2)	Wtd. Average legal contract term (3)

	($ in millions)
HY	$2,943.9	AAA	13.8
IG	420.6	AAA	7.2
MS	277.9	AAA	21.4
Other CDO	330.2	AAA	35.2

Total CDO	3,972.6

RMBS	473.5	A	37.6
Other	599.5	A	20.6

Grand Total	$5,045.6

(1)	The definitions of the collateralized debt obligation (“CDO”) types in the above table are as follows:

IG – Investment grade corporate (predominantly corporate, may include limited ABS)

HY – Non-investment grade corporates, predominantly CLOs backed by corporate loans

MS – Multi-sector collateral, which may include MBS (including subprime), ABS, CDOs, CMBS and other asset-backed securities

(2)

RAM Re ratings are current as of February 27, 2009. These ratings are assigned by RAM Re based on management’s judgment and take into consideration the ratings assigned by the ceding companies and the rating agencies. RAM Re undertakes no obligation to update its ratings, and such ratings do not constitute investment advice.

(3)	Actual maturity of credit default swaps is generally expected to be significantly less than the legal term.

The Company’s credit default swap policies are not readily tradable as there is no active market for them. Therefore, the Company views its principal market as the financial guaranty insurance and reinsurance market, whose participants would hypothetically be able to assume this business if the Company were to hypothetically transfer a policy.

In compliance with the requirements of FAS 157, the Company considered its own non-performance risk when measuring the fair value of a liability.. An adjustment to these valuations is needed to reflect RAM’s own non performance risk in the measurement of the fair value of these liabilities.

There is no observable credit spread for RAM Re or RAM Holdings, and as such there is inherently a significant amount of judgment, subjectivity and uncertainty involved in the estimation of the adjustment for RAM’s non performance risk. Management has used inputs that reflect assumptions market participants may use in pricing RAM’s creditworthiness. In determining the Company’s own non-performance risk when measuring the fair value of a liability, the Company uses an implied market price for buying credit protection on RAM and a cash flow model, which models a CDS contract, to calculate a value price based on those spreads and cash flows. The Company identifies comparable entities with active CDS markets to estimate credit spreads for RAM. Such identification focuses on the nature of risk positions (primarily public finance and structured products) and of approximate capital adequacy as depicted by publicly available credit ratings agencies reports. Based on this information, as at December 31, 2008, the Company estimated its credit spread to be approximately 2254 basis points. An approximation of a CDS contract is made based on a 5-year insured CDS contract, an assumption of a 10 year weighted average life, and an assumption for par, coupon, duration and the appropriate discount rate based on a 5-year swap rate. The Company believes that these data points may be considered by hypothetical market participants in determining RAM’s creditworthiness. The effect of applying this requirement of FAS 157 was a reduction in the Company’s derivative liability at December 31, 2008 of approximately $203.3 million.

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

The following table summarizes the estimated changes in fair value of our credit derivatives assuming immediate changes in the Company’s non performance credit risk at specified levels at December 31, 2008:

Change in Credit Spreads	Estimated Net Fair Value of Derivative Liability	Impact of Change on Net Income

	($ in millions)
1000 basis point narrowing	$(150.7)	$(65.3)
500 basis point narrowing	(111.4)	(26.0)
100 basis point narrowing	(89.9)	(4.5)
Base scenario	(85.4)	—
100 basis point widening	(81.3)	4.1
500 basis point widening	(67.8)	17.6
1000 basis point widening	(55.5)	29.9

The Company believes that the above data points are hypothetical with the spread movements used in the sensitivity analysis of 100, 500, and 1000 basis points supported by previous large spread changes that have occurred in the last year in our primaries’ spreads. Therefore, it is not unreasonable for RAM to use these spread movements in the sensitivity analysis. This calculation is based on estimates, involves a significant degree of management judgment and is sensitive to selected assumptions. Changes to assumptions used in this valuation could lead to materially different results.

The following table sets forth the Company’s derivative liabilities that were accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy. As required by FAS 157, items are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Total	Level 1	Level 2	Level 3

Derivative liabilities	$85,353,670	$—	$—	$85,353,670

Our credit derivative policies are classified as Level 3 in the above fair value hierarchy since the inputs provided to us by our ceding companies and our own non-performance risk adjustments are from valuation models which place reliance on at least one significant unobservable input. Consistent with the requirements of FAS 157, we believe these models use observable market data when available.

The following table presents changes in the net credit derivative liabilities balance for which fair value was measured under Level 3 for the year ended December 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

Year Ended
December 31, 2008

Balance, beginning of period	$(180,588,918)

Total unrealized gains included in earnings	94,288,456
Total realized gains included in earnings	946,792
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, December 31, 2008	$(85,353,670)

5	MAJOR CUSTOMERS AND COMPETITORS

Our customers through December 31, 2007 were the primary monoline financial guaranty insurers and in some cases, reinsurers, namely Ambac Assurance Corporation, or Ambac, Assured Guaranty Corp., or Assured Guaranty, CIFG IXIS Financial Guaranty North America, Inc., or CIFG, Financial Guaranty Insurance Company, or FGIC, Financial Security Assurance Inc., or FSA, MBIA Insurance Corporation, or MBIA, and Syncora Guaranty Re Ltd. (formerly XL Financial Assurance Ltd.) and Syncora Guaranty Inc. (formerly XL Capital Assurance Inc.).

In 2008, we renewed our treaty reinsurance agreements with Assured Guaranty and FSA but either cancelled or did not renew our treaty reinsurance agreements with our other customers, due to the downgrades of our customers. During 2008, Assured Guaranty and FSA accounted for substantially all of the new business assumed by us under our treaties. We have not renewed our reinsurance treaties with any of the primaries in 2009 and we do not expect to write any new financial guaranty business in the near term. This means that we do not expect to write any financial guaranty reinsurance in the current year but this does not reduce our in-force business, unless the business is commuted or recaptured by the primaries.

We commuted our entire insured portfolio assumed from Syncora Guaranty Re Ltd. and MBIA effective July 25, 2008 and November 30, 2008, respectively (see Note 16 Commutations). As a result, substantially our entire insured portfolio outstanding as of December 31, 2008 consists of business assumed from Ambac, Assured Guaranty, FGIC, and FSA. Subsequent to year end, effective April 8, 2009, we commuted our entire insured portfolio assumed from Ambac. See Note 27, “Subsequent Events.”

Our business consists of a single operating segment, financial guaranty reinsurance, the purpose of which is to indemnify a primary financial guarantor, referred to as the primary insurer or “ceding company”, against the portion of any loss it may sustain under financial guaranty policies it has ceded to us. We reinsure policies covering both U.S. and international exposures. Through 2008, we marketed our reinsurance directly through the execution of treaty and facultative contracts with primary insurers.

Primary financial guaranty companies choose reinsurance providers based upon several factors, including overall financial strength, financial strength ratings by the major rating agencies, single-risk capacity, and, to a lesser extent, level of service quality and whether or not the reinsurer competes with the primary company. There has been limited demand for reinsurance on new business since late 2007, and reinsurance activity in 2008 consisted primarily of transactions in which the primaries reinsured substantial portions of their existing insured portfolio of public finance transactions for regulatory capital purposes. Primaries with excess capital for their current ratings were the only reinsurers of these portfolio transactions. We did not compete for these transactions because we did not have sufficient capacity for these large transactions. We are not currently competing in the financial guaranty reinsurance market and we believe that Assured Guaranty Re is our only historical competitor that continues to compete in this market.

6	(LOSS)/EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of all stock options and restricted stock units outstanding during the period that could potentially result in the issuance of common shares. The calculation of diluted loss per share excludes the dilutive effect of stock options and restricted stock awards outstanding because it would otherwise have an anti-dilutive effect on net loss per share. As of December 31, 2008, 2007 and 2006, there were 2,116,497, 1,252,197 and Nil, respectively, of stock options excluded from the diluted earnings per share calculation because they were anti-dilutive. At December 31, 2008, 2007 and 2006, all restricted stock units outstanding were anti-dilutive and therefore excluded from the diluted earnings per share calculations.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Net (loss) income	$(159,459,151)	$(144,119,582)	$41,052,840

Basic weighted-average shares	27,249,220	27,237,481	26,787,221
Effect of stock options	—	—	56,362

Diluted weighted-average shares	27,249,220	27,237,481	26,843,583

Basic (loss)/earnings per share	$(5.85)	$(5.29)	$1.53
Diluted (loss)/earnings per share	$(5.85)	$(5.29)	$1.53

7	INVESTMENTS

The amortized cost and estimated fair value of investments at December 31, 2008 and 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2008:
Fixed interest securities:
Agencies	$34,271,931	$3,123,576	$—	$37,395,507
U.S. government obligations	89,929,540	14,131,326	—	104,060,866
Corporate debt securities	97,243,419	649,301	4,436,884	93,455,836
Municipal securities	46,995,309	1,214,685	347,136	47,862,858
Mortgage and asset-backed securities	147,118,553	1,781,322	9,784,694	139,115,181

Total	$415,558,752	$20,900,210	$14,568,714	$421,890,248

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2007:
Fixed interest securities:
Agencies	$169,873,681	$5,821,768	$70,773	$175,624,676
U.S. government obligations	70,392,594	2,877,822	—	73,270,416
Corporate debt securities	123,559,444	2,616,974	2,184,508	123,991,910
Municipal securities	16,703,634	1,034,683	11,284	17,727,033
Mortgage and asset-backed securities	305,115,601	2,605,015	1,801,871	305,918,745

Total	$685,644,954	$14,956,262	$4,068,436	$696,532,780

The Company did not have an aggregate investment in a single entity, other than the U.S. Treasury securities, in excess of 10% of total investments at December 31, 2008 and 2007.

The investments that have unrealized loss positions as of December 31, 2008 and 2007, aggregated by investment category and the length of time they have been in a continued unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2008:
Fixed income securities
Agencies	$—	$—	$—	$—	$—	$—
U.S. government obligations	—	—	—	—	—	—
Corporate debt securities	39,994,277	2,329,422	10,937,059	2,107,462	50,931,336	4,436,884
Municipal securities	10,862,873	347,136	—	—	10,862,873	347,136
Mortgage and asset-backed securities	61,019,974	7,896,072	12,840,269	1,888,622	73,860,243	9,784,694

Total temporarily impaired securities	$111,877,124	$10,572,630	$23,777,328	$3,996,084	$135,654,452	$14,568,714

2007:
Fixed income securities
Agencies	$—	$—	$12,818,236	$70,773	$12,818,236	$70,773
U.S. government obligations	—	—	—	—	—	—
Corporate debt securities	11,098,200	96,030	74,991,556	2,088,478	86,089,756	2,184,508
Municipal securities	1,388,716	11,284	—	—	1,388,716	11,284
Mortgage and asset-backed securities	8,135,608	28,230	117,044,250	1,773,641	125,179,858	1,801,871

Total temporarily impaired securities	$20,622,524	$135,544	$204,854,042	$3,932,892	$225,476,566	$4,068,436

As of December 31, 2008, 48 out of 151 securities were in unrealized loss positions compared to 71 out of 168 securities as of December 31, 2007. As at December 31, 2008 the Company’s gross unrealized loss position was $14.6 million compared to $4.1 million at December 31, 2007. The increase is primarily related to increases of $2.3 million and $8.0 million in corporate securities and mortgage and asset-backed securities, respectively. The increase in the unrealized losses as at December 31, 2008 is primarily attributable to the market reaction to corporate bonds and the current economic climate, and therefore management does not believe these investments to be other than temporarily impaired and intends to hold these investments until recovery. The investments held by the Company are considered to be available-for-sale but the Company has the ability and the intent to hold these investments until the security recovers its value, or to their contractual maturity. Unrealized gains and losses relating to investments are currently recorded in accumulated other comprehensive (loss)/income in shareholders’ equity as the Company generally holds these investments to maturity. The unrealized gains and losses are expected to decrease as the investment approaches maturity and the Company expects to realize a value substantially equal to amortized cost.

The amortized cost and estimated fair value of fixed interest securities classified as available for sale as of December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

2008
Less than one year	$28,973,849	$29,146,866
Due after one year through five years	99,044,483	98,545,240
Due after five years through ten years	61,002,645	66,739,690
Due after ten years	79,419,222	88,343,271
Mortgage and asset-backed securities	147,118,553	139,115,181

Total	$415,558,752	$421,890,248

Proceeds from maturities and sales of investments in fixed interest securities available for sale during 2008, 2007, and 2006 were $517,447,080, $128,096,094, and $118,996,819 respectively. Gross gains of $10,252,643, $6,007 and $nil in 2008, 2007, and 2006, respectively, and gross losses of $2,140,491, $10,227, and $1,002,055 in 2008, 2007, and 2006, respectively, were realized on those sales.

During the year ended December 31, 2008, the Company recognized other than temporary impairments of $10.5 million. The Company recognized an additional $2.2 million ($3.6 million during 2007) relating to an investment with subprime exposure, and the fair value of this investment was $0.2 million at December 31, 2008. The Company had a second investment with subprime exposure on which it realized a $0.1 million loss in 2008 and the fair value of this investment at December 31, 2008 was $0.2 million. Two other securities have been other than temporarily impaired during the year. These were corporate bonds that realized a total of $8.2 million of losses and the combined fair value of these investments at December 31, 2008 was $0.9 million. The company has no material investments in securities guaranteed by third parties and has no direct investments in financial guarantors as at December 31, 2008 and 2007.

Major categories of net investment income are summarized as follows:

	2008	2007	2006

Interest from debt securities and cash equivalents	$31,287,276	$33,684,707	$24,530,389
Net foreign exchange (losses)/gains	(51,321)	37,928	59,951
Pension plan (losses)/gains	(1,033,612)	317,205	412,220
Investment expense	(895,594)	(891,300)	(766,458)

Net investment income	$29,306,749	$33,148,540	$24,236,102

8	REINSURANCE

On July 1, 2005, the Company entered into a retrocession agreement with a “AA” rated financial guaranty company, which has subsequently been downgraded to Ba1 by Moody’s and BBB- by S&P, to retrocede certain business that exceeds its single-risk limits on a facultative basis, thereby limiting its exposure to loss from large individual risks. This retrocessional agreement does not relieve RAM Re from its obligation to the reinsured. The retrocessional agreement requires an annual minimum of $1.0 million written premiums or $750,000 in premiums written and $1.5 million of adjusted gross premiums (a non GAAP measure of business assumed during a period) on installment transactions. As at December 31, 2008, the Company has complied with these requirements for 2008. This agreement has been terminated on a “run-off” basis effective December 31, 2008. As a result of the downgrade of the retrocessionaire, the Company has the right to terminate the agreement on a “cutoff” basis and recapture all the policies previously ceded. The Company has not exercised this right as of April 13, 2009. As at December 31, 2008, there were no established losses recoverable on the retroceded business.

9	CONTINGENT CAPITAL AND CREDIT FACILITIES

As of December 31, 2008 and 2007, RAM Re has contingent capital and credit facilities totaling $180 million, the details of which are discussed in the following:

As of December 31, 2008 and 2007, the Company maintained a $90.0 million credit facility with major commercial banks. The facility may be drawn upon by the Company if cumulative losses exceed certain minimum thresholds in respect of cumulative losses on public finance bonds and, in a limited capacity, asset-backed securities reinsured by the Company. Loan obligations under this facility have limited recourse and would be repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by the facility, including certain installment premiums and other collateral. The facility, which contains an annual extension provision subject to approval by the banks, was not extended for an additional year on May 11, 2008. The facility has a term ending on May 11, 2015. As of December 31, 2008 and 2007, no amounts were outstanding nor have there been any borrowings under this facility.

As of December 31, 2008 and 2007, the Company also maintained a second $40.0 million contingent capital facility with two highly rated commercial banks. This facility is essentially the same as the $90.0 million contingent capital facility described above although it may be drawn upon only to cover catastrophic losses, exceeding the minimum threshold, from public finance obligations reinsured by RAM Re. Loan obligations under this facility also have limited recourse and are repayable from, and collateralized by, a pledge of recoveries realized on defaulted reinsured obligations covered by this facility, including certain installment premiums and other collateral, on a subordinate basis to the pledge made to secure the $90.0 million facility described above. The $40.0 million facility has an annual extension feature, subject to approval of the lenders, and was not extended for an additional year on February 3, 2008. The facility has a term ending on February 3, 2014. As of December 31, 2008 and 2007, no amounts were outstanding nor have there been any borrowings under this facility.

On December 23, 2003, RAM Re entered into a $50.0 million soft capital facility whereby it was granted the right to exercise perpetual put options in respect of its Class B preference shares against the counterparty to the option agreement, in return for which it paid the counterparty a floating put option fee through February 17, 2009. The counterparty was a trust established by an investment bank. The trust was created as a vehicle for providing capital support to RAM Re by allowing it to obtain, at its discretion and subject to the terms of the option agreement, access to new capital through the exercise of a put option and the subsequent purchase by the trust of RAM Re preference shares. In the years ended December 31, 2008, 2007 and 2006, $1.6 million, $0.8 million and $0.5 million, respectively, of expenses relating to the operation of this facility were paid. As of December 31, 2008, the put option had not been exercised. Subsequent to December 31, 2008, on February 17, 2009, RAM Re exercised the put option in the soft capital facility and issued 500.01 Class B preference shares to the trust in exchange for $50,001,000 of proceeds. On March 16, 2009, RAM Re elected to pay a fixed rate dividend on the Class B preference shares, as a result of which the Class B preference shares were distributed to the holders of the trust’s securities and the trust is now in the process of dissolution. As a result of the fixed rate election, dividends are payable on the Class B preference shares every 90 days at a rate of 6.276%. The Class B preference shares give investors the rights of an equity investor in RAM Re. Such rights are subordinate to insurance claims, as well as the general unsecured creditors of RAM Re. Dividends on the Class B preference shares are cumulative, only if RAM Re pays dividends on its common shares without paying accrued and unpaid dividends on the Class B preference shares. The Class B preference shares are rated ‘BBB’ by S&P. As of the date of filing of this Form 10-K, Moody’s has not assigned a rating to the Class B preference shares. RAM Re has the option to redeem the Class B preference shares, subject to certain specified terms and conditions. The fair value of the put option at the exercise date was $41.9 million and therefore the value of the preference shares will be $8.1 million, being the difference between the proceeds received and the fair value of the put option on the date of exercise.

10	FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments under FAS 157

Effective January 1, 2008, the Company adopted FAS 157. FAS 157 establishes a hierarchy of inputs in measuring fair value, with the highest level being observable inputs and the lowest being unobservable data, with the standard requiring that the use of observable inputs is maximized (see Note 4 Derivative Instruments for a description of each of the three levels). The following table presents the fair value measurement levels for assets and liabilities, which the Company has recorded at fair value as of December 31, 2008. As required by FAS 157, items are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Total	Level 1	Level 2	Level 3

Financial Assets:
Fixed maturity investments	$421,890,248	$100,160,253	$321,519,872	$210,123
Cash and cash equivalents	8,763,063	8,763,063	—	—
Restricted cash	8,284,458	8,284,458	—	—
Other financial instruments	43,083,370	—	—	43,083,370
% of assets at fair value	100%	24%	67%	9%

Financial Liabilities:
Derivative liabilities (1)	$85,353,670	$—	$—	$85,353,670

% of liabilities at Fair value	100%	—	—	100%

(1)	See Note 4 Derivative Instruments for further disclosures on the application of FAS 157 to the Company’s derivative liabilities.

The Company’s fair values of fixed maturity and short-term investments are based on prices obtained from nationally recognized independent pricing services. Where available, the prices are obtained from market quotations in active markets. Where there is no quoted price for an identical security, then the pricing service may use matrix pricing or model processes, such as the option adjusted spread model, to estimate the fair value of a security. The matrix pricing or model processes consist primarily of observable inputs, which may include; benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company receives at least one fair value price for each of its investment securities and has not adjusted any of the prices received from the pricing services.

At December 31, 2008, all but one of the Company’s investments were valued using the independent pricing services. One security, which had a fair value of $0.2 million, has no active market and includes subprime exposure, was valued using a non-binding broker quote. This security is included within level 3 in the fair value hierarchy.

As management is ultimately responsible for determining the fair value measurements for all securities, the Company assesses the reasonableness of the fair values received by comparing them to other pricing information readily available and management’s knowledge of the current markets. The Company also assesses the pricing methodologies and related inputs used by the pricing services to estimate fair value. Any prices that, in managements’ opinion, may not be representative of fair value are challenged with the pricing service. Based on the information obtained from the above reviews, the Company evaluated the fixed income securities in the investment portfolio to determine the appropriate FAS 157 fair value hierarchy level based on trading activity and observability of inputs. Based on the Company’s evaluation, each security was classified as Level 1, 2, or 3. Prices on money market funds and US treasuries were classified as Level 1, prices with observable market inputs were classified as Level 2, and valuations with no significant observable inputs were classified as Level 3 as of December 31, 2008.

At January 1, 2008, two securities within the Company’s fixed maturity portfolio were valued using unobservable inputs, therefore the valuations were assessed as Level 3. During the year ended December 31, 2008, one of these securities fully paid down and therefore only one security is included in the level 3 classification at December 31, 2008. The following table presents the fixed maturity investments for which fair value was measured under Level 3 for the year to December 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

Year Ended December 31, 2008

Balance, beginning of period	$3,847,504

Total realized losses included in earnings	(1,962,476)
Total unrealized losses included in other comprehensive income	(4,061)
Purchases, issuances and settlements	(1,670,844)
Transfers in and/or out of Level 3	—

Balance, December 31, 2008	$210,123

The Company’s fair value on Other Financial Instruments relates to the put option on the Company’s preference share soft capital facility, which represents the value to the Company in the current market environment. The put option is a financial instrument and is required to be fair valued. As at December 31, 2008, the unrealized gain on this put option was $43.1 million and is included in other financial instruments on the consolidated balance sheet. The unrealized gain on this financial instrument was $35.3 million at December 31, 2007. The movement in fair value of $7.8 million for the year ended December 31, 2008 is included as an unrealized gain on other financial instruments in the statement of operations. Valuations are based on unobservable inputs including assumptions over the Company’s performance and future outlook, the facility, the current market conditions, and other similar instruments in the market. Assumptions include the current rate paid for the facility (LIBOR plus 300 bps at December 31, 2008), the term of the facility and the Company’s rating, along with judgmental factors such as the market perception of the facility and the Company.

The following table presents the Other Financial Instruments for which fair value was measured under Level 3 for the year ended December 31, 2008:

Fair value measurement using significant unobservable inputs (Level 3)

Year Ended December 31, 2008

Balance, beginning of period	$35,330,000

Total unrealized gains included in earnings	7,753,370
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balance, December 31, 2008	$43,083,370

Since, as of December 31, 2008, there is no active market for the put option and due to the significant number of the unobservable inputs used in the valuation, the put option valuation was classified as a Level 3 fair value measurement.

Other fair value disclosures

Management has estimated the fair value of certain financial instruments based upon market information using appropriate valuation methodologies.

The carrying amounts of cash and cash equivalents, interest and premiums receivable, other assets, accounts payable and accrued liabilities and other liabilities are considered reasonable estimates of their fair values.

As of December 31, 2008, the fair value of the Company’s $75.0 million redeemable preference shares was approximately $10.4 million. The fair values of the Company’s long-term debt is estimated to be approximately $12.0 million. Accrued interest payable is assumed to approximate carrying value..

The carrying amount of unearned premiums represents the Company’s future earned premium revenue on policies where the premium was received at the inception of the policy and the risk is not yet expired. The fair value of the unearned premiums is the value the Company would receive as the Company’s market would be the ceding company from which we originally assumed the business; we perceive the market value to approximate the carrying value. For installment premiums, consistent with industry practice, there is no carrying amount since the Company will receive premiums on an installment basis over the term of the reinsurance contract. Similar to the treatment of unearned premiums, the fair value of installment premiums is estimated as the present value of the future contractual premiums that are expected to be received under a reinsurance agreement. The present value of future installment premiums, discounted at a rate of 3.00% and 4.26%, was $120.2 million and $234.2 million at December 31, 2008 and 2007, respectively.

11	LOSSES AND LOSS EXPENSE RESERVE

The Company’s liability for losses and loss adjustment expenses consists of case-basis loss reserves and an unallocated reserve. Movement in the provision for losses and loss adjustment expenses is summarized as follows:

	2008	2007	2006

Case-basis loss reserves:
Balance – Beginning of year	$30,447,036	$3,009,524	$6,257,286
Less: Recoverables on paid losses	(1,807,941)	(915,900)	(1,279,503)

Net balance – Beginning of year	28,639,095	2,093,624	4,977,783

Additions to case-basis reserves related to:
Current year	—	8,036,791	—
Prior years	234,171,794	18,134,969	(3,939,903)

Total additions to case reserves	234,171,794	26,171,760	(3,939,903)

Net losses paid related to:
Current year	—	—	—
Prior years	182,820,511	(373,711)	(1,055,744)

Total paid	182,820,511	(373,711)	(1,055,744)

Net balance – End of year	79,990,378	28,639,095	2,093,624
Add: Recoverables on paid losses	1,796,842	1,807,941	915,900

Balance – End of year	81,787,220	30,447,036	3,009,524

Unallocated loss reserve:
Balance – Beginning of year	33,350,708	11,496,254	10,337,582
Net provision for unallocated reserves established	4,189,200	21,854,454	1,158,672
Transfers to case reserves	(23,532,874)	—	—

Balance – End of year	14,007,034	33,350,708	11,496,254

Total losses and loss expense reserve	$95,794,254	$63,797,744	$14,505,778

The deterioration in the US residential mortgage markets has resulted in the establishment of a significant amount of case-basis loss reserves being recorded on the policies that have defaulted or have a high probability of defaulting. Additions to case-basis reserves of $234.2 million in 2008, $26.2 million in 2007, and ($3.9) million in 2006 represent the Company’s proportionate share of loss reserves established by ceding companies and are based on notification by ceding companies and the judgment of management. The net unallocated reserve increase of $4.2 million in 2008 includes (i) additional calculated amounts of $26.5 million relating to US residential mortgage-backed securities (“RMBS”) exposure where the development of a default is probable and $7.1 million on other structured finance products, offset by (ii) a decrease in par of the inforce insured portfolio primarily as a result of the commutations during the year (see Note 16). During the year ended December 31, 2008, $23.5 million was transferred from unallocated to case reserves. The company has insured par relating to US RMBS exposure of $1.3 billion, of which $445.3 million has case reserves amounting to $48.7 million at December 31, 2008. RMBS exposure includes obligations backed by Alt-A, subprime, closed-end second mortgage loans and home equity lines of credit. The Company’s estimate of loss reserves related to RMBS exposure represent management’s best estimate of total losses for these exposures but actual losses may differ materially from these estimates. The Company continues to monitor the performance of these exposures and will update estimates of loss as new information reflecting future performance is available. The increase of the unallocated reserve of $21.9 million in 2007 is partially due to the increase in exposure reinsured by the Company as well as an additional calculated amount of $15.6 million relating to residential mortgage-backed securities (“RMBS”) exposure where the development of a default is probable but the actual loss has not been specifically identified. The increase of the unallocated reserve of $1.2 million in 2006 are due primarily to the combination of increased exposures reinsured by the Company in the ordinary course of business and changes in unallocated reserve factors applied in estimating the unallocated loss reserve.

Individual primaries began recording these remediation benefits in their case reserves in mid-2008, with all of our ceding companies recording remediation benefits at year end. Prior to the fourth quarter we did not have access to sufficient information to assess the reliability of the remediation benefits ceded by the primaries. In the fourth quarter, we began to record our pro rata share of the remediation benefits in the ceded case reserves as a result of additional supporting information received from the primaries,

As of December 31, 2008 the Company gave credit of $28.8 million in its case reserves for the benefit of expected recoveries in 18 RMBS transactions resulting from required repurchases by the originators due to contractual breaches of representations and warranties in the RMBS securitization agreements. The $28.8 million of credit given matches the credit reported to the Company by the primaries. The primaries performed detailed examinations of sampled RMBS loan files to determine whether the loans conformed to the representation and warranties made by the originators. The sampled loans were either in later stages of delinquency or had been charged off. Those loans that showed a material breach of representations and warranties are in the process of being put-back to the originators for repurchase. All of the primaries have stated that they intend to vigorously pursue enforcement of the contractual repurchase obligations of the originators. The Company views the obligation to repurchase as a standard provision of RMBS securitizations that has been enforced for many years. Thus the Company views the inclusion of remediation credit taken by the primaries in its case reserves to be probable and estimable and has assumed its proportionate share of the credit given by the primaries when establishing its case reserves.

To determine the adequacy of its aggregate reserves, the Company considers the case reserves established by its ceding companies for the exposures it has reinsured as well as the methodologies used by the ceding companies to calculate such ceded case reserves. When the ceding companies provide additional non-case-basis reserves associated with ceded exposures, the Company also takes these reserves into consideration and is generally included in our unallocated loss reserves if not already included in our case reserves. To further evaluate the ceded reserve amounts established by the ceding companies, the Company uses its own loss forecasting methodology. For RMBS, the Company takes into account the first loss protective features inherent in the structure of the insured exposure, collateral losses to date, current delinquency rates and loan product characteristics such as loan-to-value ratio and credit score. The first-loss protection in most of the Company’s RMBS transactions is provided by excess spread, overcollateralization, subordination, and in some cases mortgage pool insurance.

For RMBS, the Company’s loss reserving methodology assumes that all 90+ day delinquent loans are liquidated, and the loss severity for these loans is equal to 100% for second liens, 55% for subprime and 45% for Alt-A and prime loans, while the remainder of the collateral pool experiences losses based on loss assumptions determined by the vintage year in the case of Home Equity Lines of Credit (HELOCs), Subprime, Alt-A and Prime mortgages. Borrower credit quality is also considered in the case of Closed-End Seconds (CES). Correlation is not one of the inputs in our loss reserving methodology for RMBS.

The following table sets forth the general guidelines the Company uses for our remaining loss assumptions (expressed as a percent of the outstanding principal balance of loans less than 90 days delinquent) for 2005-2007 vintage US RMBS. Our exposures to US RMBS vintages from earlier vintages have minimal case reserves and are therefore analyzed using different assumptions applied on a case-by-case basis.

Product	Borrower Credit	2005 Vintage	2006 Vintage	2007 Vintage

HELOC	NA	15.0	25.0	30.0

Subprime	NA	6.0	15.0	25.0

CES	Good	6.0	20.0	35.0

CES	Fair	10.0	NA	40.0

CES	Poor	NA	NA	70.0

Alt-A	NA	12.0	18.0	18.0

Prime	NA	8.5	8.5	12.0

Our risk management staff reviews each transaction and may make adjustments to the above assumptions depending on the information provided by the primaries and the historical performance of each transaction. Other key assumptions include the spread between the prime rate and 1-month LIBOR for HELOC transactions, which is assumed to be fixed at 240 basis points, and the remaining average life of the collateral pool, which is generally assumed to be four years.

The following table summarizes the subordination and overcollateralization (“OC”) in the Company’s 2005-2007 US RMBS exposures by product type and vintage. The severity of loss (or loss given default) is the Company’s lifetime severity assumption. The table also sets forth the mortgage collateral lifetime default and cumulative lifetime loss rates that result from our modeling methodology, our assumptions and the performance to date of our exposures.

Product Type	Vintage	Remaining Subordination and OC (1)	Lifetime Default Rate (2)	Severity of Loss	Cum. Lifetime Loss (2)

HELOC	2005	2.0%	9.8%	100%	9.8%

HELOC	2006	0.3%	27.6%	100%	27.6%

HELOC	2007	6.3%	32.9%	100%	32.9%

CES	2005	19.2%	16.2%	100%	16.2%

CES	2006	0.5%	30.4%	100%	30.4%

CES	2007	2.5%	42.7%	100%	42.7%

Subprime	2005	11.3%	18.1%	55%	10.0%

Subprime	2006	36.1%	25.3%	55%	13.9%

Subprime	2007	12.7%	50.4%	55%	27.7%

Alt-A	2005	25.6%	29.9%	45%	13.5%

Alt-A	2006	48.4%	50.2%	45%	22.6%

Alt-A	2007	14.4%	35.7%	45%	16.1%

Prime	2005	38.1%	14.1%	45%	6.3%

Prime	2006	12.4%	22.4%	45%	10.1%

Prime	2007	13.0%	28.8%	45%	12.9%

(1)	Percent of current outstanding collateral balance.

(2)	Percent of original collateral balance.

If the Company’s remaining loss assumption is increased by 25% over our current assumptions (which approximates the effect of estimated peak monthly default rates continuing for an additional six months beyond the Company’s current nine-month assumption for second liens and 24-month assumption for first liens), we estimate the addition to our total loss and LAE reserve for 2005-2007 vintage US RMBS would be approximately $31.9 million. Management believes extending the peak default rate by 6 months is representative of a typical stress scenario and a prolonged recession period. Such estimated increase assumes our current remediation recovery estimates remain constant; however, our actual remediation recoveries could be lower than our current estimates if the sponsors of these transactions either: i) fail to honor their obligations to repurchase the mortgage loans; ii) successfully dispute the primaries’ breach findings; or iii) no longer have the financial means to fully satisfy their obligations under the transaction documents. In addition, such estimated increase does not include the effect of the stress scenario on approximately $89.1 million par outstanding of 2005-2007 vintage RMBS for which the Company has insufficient data to perform this analysis.

The Company believes that it is appropriate to determine its total loss and LAE reserves using the loss and LAE reserves ceded by the ceding companies as a key input and the analysis performed by the Company, which validates or results in adjustments to the ceding company reserves. Although the Company believes its methodology for determining loss reserves is appropriate, there can be no assurance that actual, ultimate losses will not be higher or lower than the Company’s reserves. The ultimate performance of the Company’s RMBS transactions remains highly uncertain and may be subject to considerable volatility due to the influence of many factors, including the level and timing of loan defaults, changes in housing prices and other variables.

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

Transactions on the Watch List are divided into four categories generally based upon the following definitions. Category 1 includes transactions for which performance of the issue or that of an issuance participant is sufficiently below expectations where increased monitoring is required; however, the risk of loss remains remote. Category 2 transactions include those for which performance of an issue or that of an issuance participant is sufficiently below expectations where increased monitoring is required and remedial intervention by the ceding company is either planned or already in progress. Performance issues occur when the performance of an issue does not stabilize or improve over the intermediate term and concerns about the transaction’s ability to meet its debt service obligations may arise. If performance has deteriorated to the point where concerns about the issuer’s continued ability to meet debt service requirements on a timely basis are substantial, such transaction would be classified as a Category 3 transaction. Category 3 includes transactions where claims have been paid but recoveries are forecast for the claims. Category 4 transactions include those for which claims or loss adjustment expense payments are likely. Designation of a transaction as Category 4 generally coincides with the establishment of a case-basis loss reserve. Each transaction in Category 3 or 4 of the Watch List is generally reviewed quarterly to determine whether material changes are noted by the ceding company or by the Risk Management staff. If material adverse changes are identified, surveillance reports are requested from the ceding company and discussions are held to assess the deterioration and outlook for the credit.

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

The following table provides information about the financial guaranty policies and related loss reserves in each of RAM’s Watch List categories as of December 31, 2008:

	Surveillance Categories

($ in millions)	Category 1	Category 2	Category 3	Category 4	Total

Number of policies	55	31	36	71	193

Remaining weighted average contract period (in yrs)	20	22	24	25	23
Insured contractual payments outstanding:
Principal	$401.3	$496.3	$178.7	$633.0	$1,709.3
Interest	$268.2	$466.7	$48.7	$342.1	$1,125.6

Total	$669.5	$963.0	$227.4	$975.1	$2,834.9

Gross claim liability	$—	$—	$19.8	$184.4	$204.2
Less:
Gross potential recoveries	$—	$—	$(21.9)	$(38.1)	$(59.9)
Discount, net	$—	$—	$0.3	$(64.5)	$(64.2)
Net claim liability	$—	$—	$(1.8)	$81.8	$80.0

Unearned premium revenue	$6.6	$0.1	$0.3	$2.5	$9.4

Net claim liability reported in the balance sheet					$80.0

Reinsurance recoverables	—	—	—	—	—

The above table includes all financial guarantee contracts on the Company’s Watch List at December 31, 2008. Policies written in credit derivative form are not included in the above table.

12	OUTSTANDING EXPOSURE

Financial guarantees are unconditional commitments that guaranty the performance of obligations under a debt service schedule. The Company’s potential liability in the event of non-performance by the issuer of the reinsured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable on such insured obligations.

We have not written any credit default swap (“CDS”) contracts on a direct basis, meaning that we have not written any individual International Swaps and Derivatives Association, Inc. (“ISDA”) contracts. However, we have reinsured quota share portions of CDS insured by our ceding companies. Our ceding companies generally do not provide us with payment terms of their insured credit derivatives unless the transaction is on their Watch List. We may also request the payment information on policies but the primaries are not contractually obligated to provide this to us and we have not received complete information from all of the primaries.

Based on the public reports of our ceding companies, the payment terms of their CDS contracts are generally “pay as you go”, meaning they insure payment of timely interest and ultimate principal or ultimate principal only at final maturity. However, based on these reports, in some cases payment terms are other than “pay as you go.” For example, in some cases payments are required upon settlement of individual referenced collateral losses in excess of policy-specific deductibles and subordination. The deductible or loss threshold is the amount of losses experienced with respect to the underlying or referenced collateral that would be required to occur before a claim against the ceding company’s insurance policy can be made.

Further, based on the public reports of our ceding companies, their credit derivative transactions are governed by ISDA documentation and operate differently from financial guaranty insurance policies. For example, unlike financial guaranty insurance policies, a credit derivative may be terminated for a breach of the ISDA documentation or other specific early termination event, such as insolvency of or failure to pay by the ceding company. If a credit derivative is terminated early, a ceding company could be required to make a mark-to-market payment as determined under the ISDA documentation. We believe our contractual obligation to indemnify the ceding companies for losses under our reinsurance contracts only extends to defaults in the underlying transaction covered by the ISDA documentation and not defaults by the primary company or its affiliates under the ISDA documentation.

In determining the timing and terms of potential payments under our insured credit derivatives, all of our insured credit derivatives are “pay as you go,” unless the transaction is on our Watch List and the ceding company states that the insured credit derivatives have different payment terms. We believe that defaults are probable only with respect to policies in category 4 of our Watch List, and because we know the payment terms of these transactions, our liquidity risk is mitigated. However, we are at risk of unanticipated loss payments under insured credit derivative policies that are not on our Watch List. Such an unanticipated payment could have an adverse effect on our liquidity. If an unexpected loss were to arise, we have a highly liquid and short duration investment portfolio in place to handle any unanticipated losses.

As of December 31, 2008 and 2007, the Company’s outstanding principal reinsured was $30.0 billion and $45.4 billion, respectively. If a primary financial guaranty insurance company pays a claim and has recourse through subrogation rights, the Company would benefit based on its proportionate share of risk.

Outstanding principal reinsured as of December 31, 2008 and 2007 by credit sector was (in millions) (1):

(dollars in millions)	2008		2007

US Public Finance	OS Par	%	OS Par	%

General obligation and lease	$6,859	22.9%	$7,964	17.5%
Tax-backed	2,095	7.0%	2,571	5.7%
Transportation	2,803	9.4%	3,078	6.8%
Healthcare	1,672	5.6%	2,570	5.7%
Utility	3,032	10.1%	3,723	8.2%
Investor-owned utilities	609	2.0%	769	1.7%
Other	1,118	3.7%	1,545	3.4%

Total US Public Finance	$18,190	60.7%	$22,219	48.9%

	2008		2007

US Structured Finance	OS Par	%	OS Par	%

Commercial ABS[2] and CDOs	$4,147	13.8%	$9,221	20.3%
RMBS	1,324	4.4%	2,488	5.5%
Other Structured Finance & Corporate	1,012	3.4%	1,422	3.1%

Total US Structured Finance	$6,483	21.6%	$13,131	28.9%

	2008		2007

International	OS Par	%	OS Par	%

Asset-backed	$2,529	8.4%	$5,052	11.1%
Public Finance	1,575	5.3%	3,119	6.9%
Investor-owned utilities and Other	1,180	3.9%	1,873	4.1%

Total International	$5,284	17.6%	$10,044	22.1%

Total	$29,957	100%	$45,394	100.0%

The following table sets forth our in-force portfolio net exposure outstanding as of each of the years indicated, by product line and bond type for transactions issued both in the U.S. and internationally.

(dollars in millions)	2008		2007

US Public Finance	OS Exp	%	OS Exp	%

General obligation and lease	$11,284	22.2%	$13,160	18.3%
Tax-backed	3,921	7.7%	4,742	6.6%
Transportation	4,942	9.7%	5,799	8.1%
Healthcare	3,179	6.3%	4,885	6.8%
Utility	5,490	10.8%	6,586	9.2%
Investor-owned utilities	1,338	2.6%	1,601	2.2%
Other	2,368	4.6%	3,256	4.6%

Total US Public Finance	$32,522	64.1%	$40,028	55.7%

	2008		2007

US Structured Finance	OS Exp	%	OS Exp	%

Commercial ABS and CDOs	$5,475	10.8%	$11,296	15.7%
RMBS	1,522	3.0%	2,783	3.9%
Other Structured Finance & Corporate	1,772	3.5%	1,908	2.6%

Total US Structured Finance	$8,768	17.3%	$15,987	22.2%

	2008		2007

International	OS Exp	%	OS Exp	%

Asset-backed	$3,402	6.7%	$5,868	8.2%
Public Finance	2,977	5.9%	5,650	7.8%
Investor-owned utilities and Other	3,062	6.0%	4,377	6.1%

Total International	$9,441	18.6%	$15,895	22.1%

Total	$50,731	100%	$71,911	100.0%

(1)

All exposure outstanding in this table is reported with a one-quarter lag. 2008 data excludes amounts commuted back to MBIA per the Commutation Agreement dated November 30, 2008. Due to rounding, the numbers may not add up to the totals.

(2)	Asset-backed securities (“ABS”).

Outstanding principal reinsured at December 31, 2008 and 2007 by geographic location was (in millions) (1) :

	2008		2007

	OS Par	%	OS Par	%

Multi-state	$5,804	19.4%	$12,859	28.3%
International	5,284	17.6%	10,044	22.1%
California	3,111	10.4%	3,618	8.0%
New York	2,161	7.2%	2,652	5.8%
Illinois	1,247	4.2%	1,358	3.0%
Florida	1,201	4.0%	1,559	3.4%
Other U.S. States	11,149	37.2%	13,304	29.3%

	$29,957	100.0%	$45,394	100.0%

The Company attempts to limit its exposure to credit risk through risk management guidelines, the objectives of which are to ensure that the Company maintains a reinsured portfolio that is of high quality and is sufficiently diversified to protect the Company from unexpected severe deterioration in any particular credit sector or geographic location.

(1)As a reinsurer we report outstanding exposure on a one-quarter lag, which is consistent with the reinsurance industry practice, data excludes amounts commuted back to MBIA per the Commutation Agreement dated November 30, 2008. However, we closely monitor any credit changes on an ongoing basis through discussions with the ceding companies and rating agencies and our loss and loss expense reserves are current as of the end of the applicable quarter reported.

13	PENSION AND PROFIT PARTICIPATION PLANS

The Company maintains qualified and non-qualified, non-contributory, defined contribution pension plans for the benefit of eligible employees. These plans are administered by a third party. The Company’s contributions are based upon a fixed percentage of employee compensation. Pension expense, which is funded as accrued, for the years ended December 31, 2008, 2007, and 2006 was $0.4 million, $0.4 million, and $0.5 million, respectively.

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

On November 11, 2008, the Company approved certain technical amendments to the deferred compensation plan for highly compensated U.S. citizen executives (the “Affected Executives”) in order to comply with Section 409A of the U.S. Internal Revenue Code. Under recently enacted Section 457A of the U.S. internal Revenue Code, unless further regulations are promulgated that would exempt the Company from its application, the Affected Executives would be unable to defer income tax on contributions to the deferred compensation plan in respect of services rendered after December 31, 2008. Consequently, the deferred compensation plan was also amended to provide that no further contributions to the deferred compensation plan would be made by the Company after December 31, 2008. Further, the Company approved permitting the Affected Executives to make a change in their payment elections under the 409A transition rules on or before December 31, 2008. As a consequence of elections made by the Affected Executives, subsequent to December 31, 2008, all of the funds held in the rabbi trust established under the deferred compensation plan were paid out to the Affected Executives. It is not expected that additional funds will be deposited in the rabbi trust because the Company has ceased contributing to the deferred compensation plan, but the Affected Executives are permitted to continue to make contributions to the deferred compensation plan at their election.

14	OTHER RECEIVABLES

The Company renewed its Directors & Officers (“D&O”) insurance in February 2008. One of the policies forming part of the total coverage involved a premium of $5.0 million, $4.0 million of which is refundable to the Company if no claims are made under the policy by the end of the annual period of coverage. The Company believes that there has not been a transfer of significant insurance risk on this part of the coverage and accordingly has accounted for the policy as a non risk transferring contract. Of the $5.0 million paid for this part of the coverage, $4.0 million, representing the amount currently expected to be recovered from the insurers, has been accounted for as a receivable in other receivables on the balance sheet and the Company has expensed the $1.0 million premium which it does not expect to recover.

15	REINSURANCE BALANCES PAYABLE

Reinsurance balances payable consist of the following balances at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Accrual for ceding commissions on downgrade	19,965,482	—
Net payable on assumed reinsurance	4,655,629	—
Net payable on ceded reinsurance	—	539,394

	$24,621,111	$539,394

On June 4, 2008, S&P lowered its financial strength rating of RAM Re from AAA on credit watch with negative implications to AA with a negative outlook. On September 24, 2008, S&P further lowered RAM Re’s financial strength rating to A+ (with negative outlook). As a result of these downgrades certain of the ceding companies have a right under some of our treaty agreements to increase the ceding commission charged to RAM Re on the U.S. statutory unearned premium balance, as well as premiums payable after the downgrade. This increase applies to all financial guaranty and derivative policies covered by the relevant treaties. As at December 31, 2008, RAM Re estimates the increase in ceding commission on U.S. statutory unearned premiums to be $20.3 million and has recorded this in deferred acquisition costs on the balance sheet. These additional ceding commissions are being expensed in proportion to the earning of the remaining unearned premium. As of December 31, 2008, $20.0 million of this balance has been accrued to reinsurance balances payable, and the remainder has been paid to one of RAM Re’s ceding companies under the terms of the agreements.

On August 7, 2008, Moody’s downgraded its financial strength rating on RAM Re from Aa3 to A3 and, on December 4, 2008, Moody’s further downgraded RAM Re to Baa3 with outlook developing. At this time, RAM is unable to conclude if there will be any further additional ceding commissions associated with Moody’s downgrade because Moody’s has not yet established the amount of reinsurance credit RAM Re will provide its ceding companies at the Baa3 level. Subsequent to December 31, 2008, RAM Re withdrew their rating from Moody’s. This is not expected to have an effect the amount additional ceding commissions accrued.

As at December 31, 2008 and 2007, $4.7 million and $Nil, respectively, was due to primary insurers in the ordinary course of business, representing RAM Re’s proportionate share of paid losses net of premiums receivable and ceding commission on the periodic cessions received from the primary insurers.

As at December 31, 2008 and 2007, $Nil and $0.5 million, respectively, was owing to the counterparty of the Company’s retrocession agreement, representing written premiums ceded net of ceding commissions.

16	COMMUTATIONS

MBIA commutation:

Effective November 30, 2008, RAM Re entered into a commutation agreement with MBIA Insurance Corporation and its affiliates (“MBIA”), to commute its entire portfolio of business previously assumed from MBIA back to MBIA. As consideration for the commutation RAM Re paid MBIA $156.5 million. The commutation reduced the outstanding par amount of RAM’s insured portfolio by $10.6 billion, including $439.3 million of collateralized debt obligations of asset-backed securities (ABS CDOs) (all structured as credit derivatives), $2.4 billion of collateralized debt obligations of commercial mortgage-backed securities (CMBS CDOs) and $453.0 million of 2005 - 2008 vintage U.S. RMBS.

The effect of the MBIA commutation on the Company’s results of operations was to (i) reduce gross written premiums and unearned premiums by $36.4 million, resulting in no impact on earned premiums (ii) increase net change in fair value of credit derivatives by a gain of $110.7 million, and (iii) increase loss and loss adjustment expenses by a loss of $61.4 million, resulting in an overall gain to net income at the time of commutation of $49.3 million.

XLFA commutation:

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

Other commutations:

During the second quarter of 2008, the Company entered into partial commutation agreements with two of the Company’s primary insurers. Under these agreements $1.0 billion in par outstanding of insurance policies previously reinsured by the Company was commuted back to the primary insurers. All the Company’s obligations with respect to these policies were terminated on commutation. The Company paid $7.1 million in consideration of these commutations, calculated as U.S statutory unearned premiums net of ceding commissions at the effective date of the commutations. The effect of these commutations on the Company’s income statement was to reduce (i) gross written premiums by $10.2 million, (ii) net earned premiums by $1.8 million and (iii) acquisition expenses by $0.6 million, giving an overall reduction to net income of $1.2 million.

17	STOCK OPTION PLAN

Prior to January 1, 2006, share options were issued to senior management and directors on an ad hoc basis and accounted for under Accounting Principles Board Opinion (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“FAS 123”). Under APB 25 the fair value per share at the grant date was estimated as book value at the most recent quarterly reporting period and the strike price of the options granted was the book value at the date of grant. Therefore, the intrinsic value is zero for all options granted under APB 25 that have the same fair value and strike price and no compensation expense is recognized for the cost of the share options.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123R”), utilizing the prospective transition method. Under the prospective transition method, compensation costs recognized relate to the estimated fair value at the grant date of share options granted subsequent to January 1, 2006 in accordance with FAS 123R. The Company continues to account for share options issued under APB 25, where no compensation expense is recognized in net income for share options granted under the plan as the exercise price is equal to the fair value of the underlying common shares at the date of grant. In accordance with the provisions of FAS 123R, options granted prior to January 1, 2006 using APB 25, have not been restated to reflect the adoption of FAS 123R. For the periods ended December 31, 2008, 2007, and 2006, the Company recognized $0.1 million, $0.1 million and $0.1 million, respectively, of compensation expense in the period for share options with an exercise price less than the market value of the underlying common shares on the date of the grant.

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

As at December 31, 2008, outstanding awards under the Plan of 1,552,297 share options and 139,626 restricted share units had been granted to the Company’s officers and employees. Each of the options will vest in equal annual installments over a four-year period and will expire on the seventh anniversary of the date of grant. The grant price is the average of the highest and lowest quoted selling price on the grant date. The exercise price of the options at December 31, 2008 ranges from $1.45 to $16.20. Restricted share units will vest in equal annual installments over a four-year period.

Stock Options

The Company has used the Black-Scholes option pricing model to estimate the fair value of share options using the following weighted average assumptions as at December 31, 2008, 2007 and 2006:

	Twelve Months Ended December 31,

	2008	2007	2006

Dividend yield	0%	0%	0%
Expected volatility	57.61%	23.05%	25.7%
Risk-free interest rate	2.3%	4.6%	4.9%
Expected life of options (in years)	4.0	4.0	4.1
Weighted-average grant-date fair value	$0.68	$4.04	$3.90

These assumptions are based on a number of factors as follows: (i) dividend yield was determined based on the Company’s historical dividend payments which have been nil and expected dividend payments in the future which are also expected to be nil, (ii) expected volatility was determined using the historical volatility of the share price of the Company and similar companies within the financial guaranty industry, (iii) the expected term of the options is based on the period of time that the options granted are expected to be outstanding and (iv) the risk-free rate is the U.S. Treasury rate effective at the time of grant for the duration of the options granted. Compensation cost is recognized on a straight-line basis over the vesting period and is net of estimated prevesting forfeitures. The estimated forfeiture rate is based on actual forfeitures adjusted for future forfeiture expectations due to limited historical forfeiture data. At December 31, 2008, the weighted average grant date fair value, using FAS 123 for disclosure purposes was $1.96.

As at December 31, 2008, there was $1.6 million of unrecognized compensation expense related to the share options granted under FAS 123R which is expected to be recognized over the remaining service period of 2.61 years.

The following tables summarize the share option activity for the years ended December 31, 2008, 2007, and 2006:

12 Months Ended December 31, 2008	Number of shares	Weighted average exercise price per share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Options
Outstanding – Beginning of year	1,252,197	$12.66
Forfeited	(109,200)	11.16
Granted during the period	973,500	1.47

Outstanding – End of period	2,116,497	7.59	5.61 years	$—

Exercisable – End of period	734,271	12.08	—	$—

Weighted average fair value per share of options granted during the period		$0.68

(1) The aggregate intrinsic value was calculated based on the market value of $0.37 as at December 31, 2008, and is calculated as the difference between the market value and the exercise price of the underlying options.

12 Months Ended December 31, 2007	Number of shares	Weighted average exercise price per share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Options
Outstanding – Beginning of year	1,141,504	$12.10
Forfeited	(201,864)	13.70
Granted during the period	312,557	15.39

Outstanding – End of period	1,252,197	12.66	6.14 years	$—

Exercisable – End of period	607,989	11.50	—	$—

Weighted average exercise price per share of options granted during the period (2)		$4.04

(1) The aggregate intrinsic value was calculated based on the market value of $4.94 as at December 31, 2007, and is calculated as the difference between the market value and the exercise price of the underlying options.

12 Months Ended December 31, 2006	Number of shares	Weighted average exercise price per share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)

Options
Outstanding – Beginning of year	752,700	$11.18
Purchased from employee (2)	(31,200)	11.12
Forfeited	(46,800)	11.12
Granted during the period	466,804	13.42

Outstanding – End of period	1,141,504	12.10	7.08 years	$2,499,857

Exercisable – End of period	389,241	11.15	7.51 years	$1,216,491

Weighted average exercise price per share of options granted during the period (3)		$3.90

(1) The aggregate intrinsic value was calculated based on the market value of $14.29 as at December 31, 2006, and is calculated as the difference between the market value and the exercise price of the underlying options.

(2) During the year ended December 31, 2006, the Company purchased from employees 31,200 options that were fully vested at an expense of $0.1 million.

(3) FAS 123R was adopted on January 1, 2006, prior to that share options were accounted for under APB 25.

Restricted Share Units

The Company has granted restricted share units to employees of the Company. Restricted shares vest annually over a four year period.

The following table summarizes the restricted share unit activity for the years ended December 31, 2008, 2007, and 2006:

12 Months Ended December 31, 2008	Number of share units	Weighted average grant date fair value per share
Restricted Share Units
Non-vested – Beginning of year	50,415	15.56
Granted	106,969	1.51
Vested	(12,619)	15.55
Forfeited	(5,138)	14.69

Non-vested – End of period	139,627	$4.82

12 Months Ended December 31, 2007	Number of share units	Weighted average grant date fair value per share
Restricted Share Units
Non-vested – Beginning of year	19,044	13.39
Granted	48,079	16.19
Vested	(4,221)	13.38
Forfeited	(12,487)	15.42

Non-vested – End of period	50,415	$15.56

12 Months Ended December 31, 2006	Number of share units	Weighted average grant date fair value per share
Restricted Share Units
Non-vested – Beginning of year	—	—
Granted	20,032	13.39
Vested	—	—
Forfeited	(988)	13.45

Non-vested – End of period	19,044	$13.39

The Company expensed $0.2 million and $0.2 million in compensation expense related to the restricted share units for 2008 and 2007 respectively (2006 - immaterial). The compensation expense for restricted share units is expensed on a prorated basis over the vesting period. At December 31, 2008, there is unrecognized compensation expense related to the non-vested restricted share units of $0.5 million, which will be recognized over the weighted average remaining service period of 2.90 years.

Other

As of June 30, 2005, the Company entered into Payment Agreements that terminated both the Contingent Share Agreements and 472,420 vested Stock Options of three management employees. On June 30, 2006, the Company paid $1.6 million to the employees and subsequently paid an additional $0.7 million in the third quarter of 2006 which represented the remaining value of the ultimate liability.

In December 2008, RAM Re commuted a further $158.3 million in par outstanding on two policies with another primary insurer. One policy was a partial commutation of $41.8 million par outstanding on a 2007 subprime RMBS whereas RAM Re’s total obligations on the second policy were terminated fully. The Commutation payment of $3.1 million reduced the total loss reserve accordingly.

18	COMMITMENTS AND CONTINGENCIES

During 2007, the Company renewed its agreement to lease office space for the two years ending December 31, 2009. As of December 31, 2008, the future minimum commitment under the lease, for the year remaining, is $0.3 million. Rental expense for the aforementioned lease amounted to $0.3 million in all years presented.

19	RISKS AND UNCERTAINTIES

As at December 31, 2008, RAM Re had been assigned an “A+” rating with negative outlook from S&P and a “Baa3”, with developing outlook rating from Moody’s. S&P stated that the “A+” rating, issued on September 24, 2008, reflects its view that the diversity and scope of RAM Re’s reinsurance relationships have suffered as more of the primary insurers’ new business production has declined in the current environment. These changes raise the likelihood in S&P’s view that RAM Re’s new business generation will be limited until the primary insurers can stabilize their franchises. The rating changes also reflect the difficulty S&P believes RAM Re may face, in light of the current environment, toward improving its historically below-average return on equity (ROE). Finally, S&P stated that the rating changes reflect S&P’s view of RAM Re’s weakened capital adequacy position, which is the result of a significant amount of projected losses relating primarily to reinsured subprime and second-lien RMBS and, secondarily, CDOs of ABS. Although the company’s capital adequacy margin of safety in S&P’s analysis was at the low end of the range of 1.0x -1.1x, which exceeds S&P’s ‘A’ criteria of 0.8x, it has declined from prior years when the margin of safety was in excess of 1.25x. Moody’s stated that its rating action on December 4, 2008, reflected Moody’s views on RAM Re’s overall credit profile in the current environment, including the potential for increased losses among its mortgage-related exposures and significantly constrained new business prospects. Moody’s stated that the downgrade resulted from three primary factors, the first being Moody’s expectations of greater losses on mortgage-related exposures, reflecting continued adverse delinquency trends. Moody’s stated that although RAM Re has reduced the size of its RMBS and ABS CDO portfolios through recent commutation transactions with MBIA and Syncora, loss expectations relating to RAM Re’s direct RMBS portfolio were material relative to capital. The second factor was Moody’s view of diminished business prospects as reflected by low underwriting volume. The third factor according to Moody’s was the Company’s impaired financial flexibility.

The downgrade of RAM Re’s ratings has had a material adverse affect on RAM Re’s ability to compete in the financial guaranty reinsurance industry and significantly decreased the value of the reinsurance provided. Due to the above mentioned downgrades, certain ceding companies have the right to increase the ceding commission, as stipulated in the treaties, or terminate the treaties and recapture the business previously ceded to RAM Re whether written in financial guaranty or credit derivative form. To the extent policies are recaptured, RAM must forfeit to the ceding company an amount determined by formula under each treaty which generally consists of RAM’s allocated share of the U.S. statutory unearned premium, net of the ceding commission paid by RAM to the ceding company (subject to a penalty amount in some cases), and loss reserves established with respect to the policies ceded, as applicable. U.S statutory premiums usually earn at a slower rate than GAAP premiums and therefore any forfeiture of U.S. statutory unearned premiums would result in a loss on a GAAP basis. The difference between U.S. statutory unearned premiums and GAAP unearned premiums was $31.0 million at December 31, 2008. In some cases, the ceding companies have the right to select specific years of business written to recapture, and a decision by a ceding company to recapture, for example, all business written prior to 2006, could have a material adverse effect on RAM Re because of the projected losses associated with the business written in the last three years. As of April 13, 2009, none of the primaries have recaptured any business. The commutations negotiated during the year were not a result of these treaty terms. As at December 31, 2008, we have accrued or paid additional ceding commissions related to the S&P downgrade totaling $20.3 million which is being expensed as the related premiums are earned. See Note 15, Reinsurance balances payable, for disclosure on the financial statement effect of increased ceding commission relating to these downgrades.

During 2008, RAM Re renewed two treaties that were effective in the first quarter with AAA-rated ceding companies, both of which were subsequently downgraded by Moody’s (but not S&P) to the Aa-level. RAM Re has not renewed these treaties in 2009. This means that RAM Re does not expect to write any financial guaranty reinsurance business in the current year but this does not reduce our in-force business, unless the business is commuted or recaptured by the primaries. The remaining treaties that were in effect in 2007 were cancelled or expired in 2008. New business written in 2008 was minimal as a result of a number of factors arising out of the effect of the subprime and credit crisis on the financial guaranty industry, including the following:

•	RAM Re has been downgraded and was in a rating agency capital constrained position

•	RAM Re discontinued treaties with four ceding companies that were downgraded below AAA

•	There were only two AAA-rated ceding companies with which RAM Re had treaties in 2008.

•	Reduced structured finance issuances

•	Lower insured penetration of the public finance market

The Company has not renewed its reinsurance treaties with any of the primaries or otherwise written any new business in 2009. This means that we do not expect to write any financial guaranty reinsurance in the current year but this does not reduce our in-force business, unless the business is commuted or recaptured by the primaries.

RAM Holdings is a holding company and therefore our liquidity, both on a short-term basis (for the next 12 months) and a long-term basis (beyond the next year), is largely dependent upon (1) the ability of RAM Re to pay dividends or make other payments to the Company and (2) its ability to access debt and equity markets, which is unlikely in the near term given current market conditions and the Company’s current share valuation. RAM Re’s ability to declare and pay dividends to us may be influenced by a variety of factors such as additional losses, amount and timing of claims payments, the amounts required to be held in trust for the benefit of U.S. regulated customers, adverse market changes, insurance regulatory changes, changes in general economic conditions beyond the next twelve months and Bermuda law. Further increases in loss reserves and credit impairments would require RAM Re to deposit additional collateral in the applicable trust account(s); and resulting claims payments in respect of those losses and impairments would increase cash outflows and could decrease the size of RAM Re’s investment portfolio, in turn decreasing income from investments. RAM Holdings principal uses of liquidity are for payment of interest on its senior notes, payment of dividends on preference shares if declared by the Board of Directors of RAM Holdings and capital investments in RAM Re.

20	LONG-TERM DEBT

On March 26, 2004, RAM Holdings Ltd. issued $40.0 million of unsecured senior notes (the “Notes”) to a qualified institutional buyer as defined in Rule 144A of the Securities Act. The term of the Notes is 20 years with the full principal amount due at maturity. The Notes rank pari passu in right of repayment with RAM Holding Ltd.’s other unsecured senior debt, of which there is currently none. The net proceeds from the Notes have been used to provide capital for RAM Reinsurance Company Ltd.

The applicable interest rate is 6.875% and is payable semi-annually. The Notes are subject to redemption at the option of RAM Holdings Ltd., in whole or in part at any time upon 30 days advance notice by paying principal, accrued interest and the Make Whole Amount, amounting to a portion of the future scheduled payments over the principal amount. There are no financial covenants in place. Interest expense amounting to $2.8 million for each of the years ended December 31, 2008, 2007 and 2006 has been recorded.

21	REDEEMABLE PREFERENCE SHARES

On December 14, 2006, the Company issued 75,000 preference shares at $1,000 per share for total consideration of $75.0 million. The preference shares bear a non-cumulative, non mandatory dividend rate of 7.50% which is payable semi-annually on June 15 and December 15 each year upon declaration by the Board of Directors. Unless previously redeemed, the preference shares have a mandatory redemption date of December 15, 2066. The Company can redeem the preference shares at any time from December 15, 2016 with no penalty to the Company. Prior to December 15, 2016, the Company can redeem the preference shares at the redemption price and a “make-whole” amount, amounting to dividends for the remainder of the period to December 15, 2016. During the years ended December 31, 2008 and 2007 dividends amounting to $5.6 million have been declared and paid. There were no dividends declared or paid in 2006. The payment of preference share dividends is classified as interest expense.

22	RELATED PARTY TRANSACTIONS

As at December 31, 2005, MBIA, one of the four major primary insurers, owned 11.4% of our aggregate issued and outstanding common shares. MBIA sold all of its RAM Holdings shares in our initial public offering, which closed on May 2, 2006, and is no longer a “related party.” During the year ended December 31, 2008, the Company commuted all business previously assumed from MBIA, back to MBIA, see Note 16 Commutations, for further details of this transaction. Prior to the initial public offering, MBIA Capital, a wholly-owned subsidiary of the parent company to MBIA, had been engaged to provide the Company with investment advisory and management services. The Company had agreed to pay an annual investment management fee payable quarterly in arrears based on the average market value of the assets under management for each quarter. In addition, the Company had agreed to reimburse custodian fees, transfer agent fees and brokerage costs, fees and commissions and certain other out-of -pocket expenses. During the year ended December 31, 2008, the Company ceased to use MBIA Capital for its investment advisory and management services.

In December 2003, two of our shareholders became investors in FGIC Corporation, an insurance holding company whose subsidiary FGIC was one of the four largest U.S. based primary financial guaranty insurance companies through December 2007. In the ordinary course of business, we have entered into treaty and facultative reinsurance agreements with FGIC. The treaty agreement was not renewed in 2008. In 2008, 2007 and 2006, financial guarantee gross premiums written plus premiums received on CDS policies ceded from FGIC accounted for 7%, 26% and 12% of total premiums received by the Company, respectively (prior to taking effect of premiums returned on commutations in 2008). In 2008, RAM Re paid $3.1 million to FGIC to settle disputes under certain reinsurance agreements. There were no amounts due from FGIC as of December 31, 2008 and 2007.

23	SHARE CAPITAL

As at December 31, 2008 and 2007, authorized share capital was 90,000,000 common shares and 10,000,000 undesignated preference shares with a par value of $0.10 each. Shares issued and outstanding as at December 31, 2008 and 2007 were 27,251,595 and 27,238,976, respectively. During the years ended December 31, 2008 and 2007, 12,619 and 4,221, respectively, restricted stock units vested and were issued as share capital, increasing the common shares issued and outstanding.

24	TAXATION

The Company has received an undertaking from the Bermuda government exempting it from all local income, withholding and capital gains taxes until March 28, 2016. At the present time no such taxes are levied in Bermuda.

The Company does not consider itself to be engaged in trade or business in the U.S. and, accordingly, does not expect to be subject to U.S. taxation.

25	STATUTORY REQUIREMENTS

RAM Re is registered under the Bermuda Insurance Act 1978, amendments thereto and related Regulations (the “Act”), which require that they maintain minimum levels of solvency and liquidity. For the years ended December 31, 2008 and 2007 these requirements have been met. The minimum required statutory capital and surplus was $15.3 million and $16.7 million and actual statutory capital and surplus was $158.4 million and $369.7 million as of December 31, 2008 and 2007, respectively. The minimum required level of liquid assets was $217.6 million and $268.1 million and actual liquid assets were $444.5 million and $727.1 million as of December 31, 2008 and 2007, respectively.

The Act limits the maximum amount of the annual distributions paid by RAM Reinsurance without notifying the Bermuda Monetary Authority of such payment. The maximum amount of dividends that could be paid by RAM Reinsurance as a reduction of statutory capital, without such notification, was $39.6 million and $51.5 million as at December 31, 2008 and 2007, respectively without consideration of GAAP retained earnings.

RAM Re must also comply with the provisions of the Bermuda Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment, be unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Statutory financial statements prepared under the Act differ from financial statements prepared in accordance with US GAAP, principally due to the exclusion of non-admitted assets such as deferred policy acquisition costs, prepaid expenses and the fair value adjustment of derivative instruments in excess of credit impairments, a non-GAAP measure.

26	QUARTERLY FINANCIAL INFORMATION (unaudited)

A summary of selected quarterly statement of operations information follows:

($ in thousands, except per share data) 2008	First	Second	Third	Fourth

Gross written premiums	$17,647	$(161)	$2,673	$(31,372)
Net written premiums	16,647	(183)	2,673	(30,860)
Net earned premiums	13,198	19,471	20,727	15,181
Net change in fair value of credit derivatives	(163,770)	154,247	(1,249)	18,740
Net investment income	8,213	8,320	7,098	5,677
Net realized investment gains (losses)	(912)	665	(4,997)	2,888
Net unrealized gains on other financial instruments	1,340	3,580	1,500	1,333
Loss and loss adjustment expenses	(37,528)	(45,752)	(50,011)	(81,537)
Other expenses	(10,010)	(14,271)	(13,499)	(18,102)
Net income (loss)	(189,469)	126,260	(40,431)	(55,820)
Earnings per share (1) :
Basic	$(6.95)	$4.63	$(1.48)	$(2.05)
Diluted	$(6.95)	$4.63	$(1.48)	$(2.05)

($ in thousands, except per share data) 2007	First	Second	Third	Fourth

Gross written premiums	$20,714	$27,797	$26,193	$23,797
Net written premiums	20,714	27,797	26,193	23,045
Net earned premiums	12,509	12,045	13,777	12,673
Net change in fair value of credit derivatives	979	1,164	(26,498)	(147,450)
Net investment income	7,645	8,404	8,409	8,690
Net realized investment gains (losses)	—	(8)	—	(3,596)
Net unrealized gains on other financial instruments	—	—	—	35,330
Loss and loss adjustment expenses	1,014	(935)	(1,273)	(46,833)
Other expenses	(7,823)	(11,554)	(9,077)	(11,711)
Net income (loss)	14,324	9,116	(14,662)	(152,897)
Earnings per share (1) :
Basic	$0.53	$0.33	$(0.54)	$(5.61)
Diluted	$0.52	$0.33	$(0.54)	$(5.61)

(1)

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

Investments are discussed in note 7, Derivatives in note 4 and Losses and loss expense reserves in note 11 to these financial statements.

27	SUBSEQUENT EVENTS

See Note 9 Contingent Capital and Credit Facilities regarding the exercise of the Company’s soft capital facility put option subsequent to year end.

On April 7, 2009, RAM Re entered into a commutation agreement (the “Ambac Commutation Agreement”) with Ambac Assurance Corporation and its affiliate (“Ambac”). The Ambac Commutation Agreement provided, among other things, for RAM Re to pay a $97 million settlement payment and $1.3 million of claims payments, by means of a release to Ambac of securities in Ambac’s trust account valued at $97.8 million and a cash payment of $0.5 million, to commute the entire $7.4 billion insured portfolio assumed from Ambac, and for each party thereto to release the other party from all liabilities and obligations under all reinsurance agreements between the parties. The securities in the trust account and cash payment were received by Ambac, and the releases set forth in the Commutation Agreement became effective, on April 8, 2009. If the Ambac commutation had been effective at December 31, 2008, it would have resulted in a reduction of RAM Re’s statutory capital and surplus under Bermuda law from $158.4 million to approximately $148.4 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective. The Company’s management report on internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data.

Evaluation of Disclosure Controls and Procedures. RAM Holdings Ltd.’s management, with the participation of RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of RAM Holdings Ltd.’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, RAM Holdings Ltd.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, all material information relating to the Company’s disclosure controls and procedures was received in a timely fashion and disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by RAM Holdings Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act. During the fourth quarter of 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Composition of the Board of Directors

     There are currently ten directors on the boards of each of RAM Holdings and RAM Re, with one vacancy. We believe that all of our directors qualify as independent directors under the NASDAQ rules except for Mr. Endo and Ms. Guest. Each of our directors is elected by our shareholders to serve until the next annual meeting or until their successors are duly elected and qualify. The total number of directors who serve on the board at any given time is set at eleven, but this number may increase up to a maximum of fifteen board members, subject to the following exception: pursuant to the certificate of designation, preferences and rights, which sets forth the terms relating to RAM Re’s Class B preference shares, the size of RAM Re’s board may automatically be expanded by two members (subject to the consent of RAM Re’s shareholders) upon a failure by RAM Re to pay dividends to holders of RAM Re’s Class B preference shares for a period in excess of eighteen consecutive months.

Director Biographies

     Set forth below is biographical information concerning each director of RAM Holdings and RAM Re, including each such individual’s principal occupation and the period during which such person has served as a director of RAM Holdings and RAM Re. Information about share ownership of each of the directors can be found in the section titled “Information about the Owners of our Common Shares” below.

Steven J. Tynan Age 54 Director since 1998 Chairman of the Board of Directors since 2001

Mr. Tynan co-founded High Ridge Capital LLC, a private equity firm that specializes in the insurance sector, in 1995 and has served as a member of the firm since that time. In his capacity with High Ridge, Mr. Tynan has served on the boards of numerous private insurance, reinsurance and related entities.

Vernon M. Endo Age 54 President and Chief Executive Officer Director since 2003

Mr. Endo joined the Company in 2003 from GFGC LLC, a startup venture formed to establish a European-based financial guaranty company, where he was CEO and co-founder. Mr. Endo was a managing director and member of the corporate leadership team and board of directors at FGIC from 1991 to 2001. During his tenure at FGIC, he was responsible for various business segments including structured finance, bond insurance underwriting (including public finance and international), capital markets and new products. Between 1988 and 1991, Mr. Endo was a managing director responsible for the mortgage finance unit and was later a member of the financial institutions group at Prudential Securities. He began his career at Citibank in 1976. He is Vice Chairman and a director of the Association of Financial Guaranty Insurers. Mr. Endo attended Williams College where he graduated with a B.A. in political science.

Edward F. Bader Age 67 Director since 2004

Mr. Bader owns Bader & Associates, a consulting firm. Prior to founding Bader & Associates in August 2001, Mr. Bader was a partner in the Insurance Services Practice of Arthur Andersen LLP with more than 37 years of experience in accounting and auditing concentrating in the insurance industry. He served as the head of Andersen’s World Wide Insurance Practice Group. Mr. Bader received a B.S. degree in Economics from Fairfield University.

David L. Boyle Age 62 Director since 2005

Mr. Boyle retired as Vice Chairman and Head of Portfolio Risk Management for Ambac Financial Group, Inc. in 2005, where he served in many different executive management capacities for eight years. Previously, Mr. Boyle was a Managing Director at Citibank, N.A. where he had various management responsibilities over a career spanning from 1974 to 1996. He is the former chairman of the Association of Financial Guaranty Insurers, and currently serves on the Board of Trustees of Wittenberg University. Mr. Boyle received a B.S. from Wittenberg University and an M.B.A. from the Fisher College of Business at The Ohio State University.

Allan S. Bufferd Age 71 Director since 2006

Mr. Bufferd retired in June 2006 after a thirty-four year career at Massachusetts Institute of Technology, most recently as Treasurer and the Founding President of the MIT Investment Management Company. During his tenure, Mr. Bufferd participated in the management of MIT’s investment portfolio. Mr. Bufferd serves as a director of Och-Ziff Capital Management Group, a NYSE listed company and City of London Investment Management Group, a London AIM listed company. Mr. Bufferd serves as a Trustee of the Whiting Foundation and a Trustee of the Robert Wood Johnson Foundation. He is also an investment advisor to the Grayce B. Kerr Foundation, and an investment advisor to the National University of Singapore. In addition, he is the Chairman of the Harvard Cooperative Society and of the Controlled Risk Insurance Company/Risk Management Foundation (CRICO/RMF); and a Director of the Harvard Cooperative Society, the Beth Israel Deaconess Medical Center, CRICO/RMF, Adveq (Switzerland), Morgan Stanley Prime Property Fund, Bessemer Trust BGO Fund, Boston Advisors LLC, International Data Group, M Funds and Makena LLC. Mr. Bufferd holds three MIT degrees in materials engineering: the S.B., S.M. and Sc.D., as well as a J.D. from Suffolk University.

Joseph M. Donovan Age 54 Director since 2007

Prior to his retirement in January 2007, Mr. Donovan was chairman of Credit Suisse’s asset-backed securities and debt financing group, which he led for nearly seven years. Prior thereto, Mr. Donovan was a managing director and head of asset finance at Prudential Securities (1998-2000) and Smith Barney (1995-1997). Mr. Donovan began his banking career at The First Boston Corporation in 1983, ultimately becoming a managing director at CS First Boston, where he served as Chief Operating Officer of the Investment Banking

Department from 1992 to 1995. Mr. Donovan received his MBA from The Wharton School and has a degree in Accountancy from the University of Notre Dame. Mr. Donovan is the Lead Independent Director and Chairman of the Audit Committee of Babcock & Brown Air Limited, a NYSE listed aircraft leasing company headquartered in Dublin, Ireland and a director of First Again, LLC, a consumer finance company in San Diego, California.

Victoria W. Guest Age 42 General Counsel and Secretary Director since 2009

Victoria W. Guest joined the Company in January 2006 from Heller Ehrman LLP where she had been a corporate associate since 1997. As a corporate associate, Ms. Guest worked on a wide variety of business transactions and provided advice to both venture-backed and public companies in connection with securities offerings, mergers and acquisitions and corporate governance matters. From 1996 – 1997 Ms. Guest conducted corporate investigations for Beau Dietl & Associates, a private investigative firm. Ms. Guest began her legal career as a corporate associate with Simpson Thacher & Bartlett from 1993 – 1996. Ms. Guest has a J.D., cum laude, from Harvard Law School and a B.A. in Modern Thought & Literature, phi beta kappa, from Stanford University. Ms. Guest serves as a director of The Bessemer Group, Incorporated, a manager of Bessemer Securities LLC and a trustee of Phipps Houses Group.

Michael J. Normile Age 58 Director since 2008

From 2004 until to his retirement in September 2006, Mr. Normile was Managing Director, Fixed Income Capital Markets and Head of Structured Finance, Americas for HSBC Securities, Inc. From 1993 to 2003, Mr. Normile held various Managing Director positions with Merrill Lynch & Co. in New York and London, including Head of Principal Finance and Head of Global Insurance Markets. From 1985 to 1993, Mr. Normile worked in the asset securitization area for Solomon Brothers Inc, ultimately becoming the Head of Asset Securitization. From 2003 to 2005, Mr. Normile was a director of St. Joseph’s Regional Medical Center in Patterson, New Jersey. He began his career at Irving Trust Company in 1973. Mr. Normile received his BA in Economics and Communications from Fordham University in 1973.

Lloyd A. Porter Age 49 Director since 2008

Lloyd A. Porter is Executive Vice President, Chief Risk Officer for The PMI Group, Inc. (“PMI”). Mr. Porter is responsible for PMI’s Risk Management department. His responsibilities include portfolio management and risk exposure optimization, reinsurance, reserving, pricing, corporate credit policy and asset disposition. Prior to assuming this role Mr. Porter managed PMI’s non-US mortgage insurance activities. Residing in Dublin, Ireland, he oversaw the company’s activities in Australia, Europe, Hong Kong, and Canada. Other assignments included establishing PMI’s Hong Kong business and directing the acquisition and integration of PMI’s Australian venture, MGICA. He also lived and worked in Sydney, Australia. Mr. Porter also led the 2001 acquisition of CGU’s mortgage insurance business in Australia/New Zealand. Prior to assuming the leadership role for international markets, Porter managed institutional markets, implementing the use of PMI’s automated underwriting system in the capital markets. Mr. Porter is a founding board member of Habitat for Humanity Ireland. A graduate of the University of California at Los Angeles, Mr. Porter holds bachelor’s degrees in economics and psychology and has received advanced training at Northwestern University’s executive management program. He was awarded “Faculty Fellow” by the U.S. Mortgage Bankers Association for commitment and excellence in teaching in the School of Mortgage Banking.

Conrad P. Voldstad Age 59 Director since 2006

From 2002 through 2006, Mr. Voldstad was a founding Principal of Arlington Hill Investment Management LLC, which managed Arlington Hill Debt Strategies (Master), Ltd. a Cayman Islands debt and currency hedge fund. From 2001 to 2002, Mr. Voldstad was Chief Executive Officer of Polestar Capital Group, LLC, a structured finance company that developed a proprietary technique for financing tenant improvements associated with commercial real estate leases. In 2000, Mr. Voldstad advised Dresdner Kleinwort Benson regarding its strategy for investment banking in the U.S. From 1988 to 1999, Mr. Voldstad was employed at Merrill Lynch, first in London (1988 to 1997) and then in New York. At Merrill Lynch in London, Mr. Voldstad became the Head of European Debt Markets (1995 to 1997). From 1997 to 1998, he was Co-Head of Global Debt Markets. From 1998 to 1999, he was a member of the Oversight Committee that liquidated the assets and positions of Long Term Capital. Mr. Voldstad began his career at J.P. Morgan & Co. in 1974 where he was employed until 1988. Mr. Voldstad has a J.D. degree from Fordham University, an

M.B.A. from the Amos Tuck School of Business at Dartmouth College and a B.A. degree from Boston College. Mr. Voldstad is a member of the Board of Overseers at the Amos Tuck School.

Executive Biographies

Set forth below is biographical information concerning each current executive officer who is not a director. The biographical information for Mr. Endo, our President and Chief Executive Officer, and Ms. Guest, our General Counsel and Secretary, is included above at “Director Biographies”. Subject to rights pursuant to any employment agreements, officers serve at the pleasure of our Board of Directors.

Edward U. Gilpin	Chief Financial Officer
Age 47

Mr. Gilpin joined us in January, 2008 from ACA Capital (OTC BB: ACAH.PK), a holding company that provides asset management services and credit protection products, where he was Executive Vice President and Chief Financial Officer and a Director. Prior to joining ACA Capital in 2001, Mr. Gilpin was Vice President in the Financial Institutions Group at Prudential Securities, Inc.’s investment banking division. From 1998-2000, Mr. Gilpin served in the capacity of chief financial officer for an ACA Capital affiliated ‘AAA’ start-up venture, developing the financial plans and spearheading the capital raising process. From 1991-1998, Mr. Gilpin was with MBIA, Inc., holding various positions in the finance area. His most recent position with MBIA was Director, Chief of Staff for MBIA Insurance Company’s President. Mr. Gilpin began his career as an Assistant Vice President in the Mutual Funds Department of BHC Securities, Inc. Mr. Gilpin holds an M.B.A. from Columbia University and a B.S. from St. Lawrence University.

David K. Steel	Chief Risk Manager
Age 51

Mr. Steel has been our Chief Risk Manager since 2005. In this role, Mr. Steel is responsible for credit policy and approval, portfolio surveillance, risk reporting, loss reserving and treaty negotiations. Mr. Steel joined us in August 2005 from Hanover Capital Mortgage Holdings, Inc. where he was a Managing Director and Portfolio Manager. Prior to Hanover, Mr. Steel served as head of the Domestic Mortgage Insurance and Reinsurance business at ACE Capital Re, Inc. from 2002 to 2004. Prior to ACE, Mr. Steel worked at FGIC from 1990 to 2002 where he was a member of the corporate leadership team and headed the Mortgage-Backed Securities and Investments business. He began his career at Lehman Brothers in 1984. Mr. Steel holds an M.B.A. from the University of California, Los Angeles and a B.S. from California State University, Sacramento.

James P. Gerry	Managing Director, Municipal & Infrastructure Finance
Age 46

Mr. Gerry has been our Managing Director of public finance underwriting since 1998. In this role, Mr. Gerry is responsible for underwriting in domestic and international public finance and investor owned utility transactions. He has worked for us since February 1998 when RAM Re was formed. Prior to joining us, Mr. Gerry was underwriting manager for MBIA’s southern region with responsibility for all analysis, underwriting and marketing of tax-backed deals in the southern U.S. Later, he also analyzed utility, transportation and higher-education bonds. Before joining MBIA, Mr. Gerry analyzed and underwrote all tax-backed and non-health care related revenue bonds originating in the western U.S. for Bond Investors Guaranty Insurance Company, or BIG, in their San Francisco office. Previously at BIG, he specialized in the underwriting of utility, transportation and special revenue bonds for new and secondary market issues. Mr. Gerry attended Syracuse University where he received a B.A. in economics and political science and an M.P.A. from the Maxwell School of Public Affairs.

Board of Directors Committees

     We have an audit committee, a compensation committee, a nominating and corporate governance committee, and a risk management committee, all of which consist exclusively of members who we believe would qualify as independent directors under the applicable NASDAQ requirements.

Director	Audit Committee		Compensation Committee		Nominating and Corporate Governance Committee		Risk Management Committee

Edward F. Bader	X	*	X
David L. Boyle	X						X	*
Allan S. Bufferd					X	*	X
Joseph M. Donovan							X
Vernon M. Endo
Victoria W. Guest
Michael J. Normile			X
Lloyd A. Porter
Steven J. Tynan	X		X		X		X
Conrad P. Voldstad			X	*			X

*	Chairman

     The composition of any or all committees may change, subject to the results of elections of directors at shareholders’ meetings or for other reasons. Additionally, we may from time to time form other committees as circumstances warrant with such authorities and responsibilities as are delegated by our board.

          We believe each member of the Audit Committee is “independent” within the meaning of the NASDAQ rules and Sarbanes-Oxley rules and that its Chairman, Edward F. Bader, has the attributes of an “audit committee financial expert” as defined by the Sarbanes-Oxley rules.

Report of the Audit Committee

     Management has the primary responsibility for establishing and maintaining adequate internal financial controls, preparing the financial statements, and the public reporting process. The Audit Committee’s primary purpose is to assist the Board of Directors in fulfilling its responsibilities to oversee the participation of management in the financial reporting process and the role and responsibilities of the independent auditors.

     The Audit Committee is composed of three directors, each of whom the Board of Directors has determined is independent under NASDAQ listing standards and applicable rules promulgated under the Sarbanes-Oxley Act. The Board of Directors has also determined that Edward F. Bader, Chairman of the Audit Committee, is an “audit committee financial expert” under the Sarbanes-Oxley Act. The Audit Committee operates under a written charter adopted and approved by the Board of Directors, and which is available on our website at www.ramre.com.

     The Audit Committee has reviewed and discussed the December 31, 2008 audited consolidated financial statements with management and with PricewaterhouseCoopers, Hamilton, Bermuda, the independent auditors for RAM Holdings.

     The Audit Committee has discussed with PricewaterhouseCoopers the matters required to be discussed by Statement on Auditing Standards No. 61, as amended. The Audit Committee has also discussed with PricewaterhouseCoopers the written disclosures and the letter required by Public Company Accounting Oversight Board Rule 3526, Communications with Audit Committees Concerning Independence, and has discussed with PricewaterhouseCoopers their independence.

     Based upon the review and discussions referred to above, and in reliance on the information, opinions, reports or statements presented to the Audit Committee by management and PricewaterhouseCoopers, the Audit Committee recommended to the Board of Directors that the December 31, 2008 audited consolidated financial statements of RAM Holdings be included in the Form 10-K.

The Audit Committee

Edward F. Bader (Chairman)
David L. Boyle
Steven J. Tynan

     The foregoing Report of the Audit Committee shall not be deemed to be incorporated by reference in any previous or future documents filed by RAM Holdings with the Securities and Exchange Commission under the Securities Act of 1933 or the Exchange Act, except to the extent that RAM Holdings specifically incorporates the Report by reference in any such document.

Section 16(a) Beneficial Ownership Reporting Compliance

     The U.S. federal securities laws require the filing of certain reports by officers, directors and beneficial owners of more than ten percent (10%) of RAM Holdings’ securities with the Securities and Exchange Commission. Specific due dates have been established and we are required to disclose any failure to file by these dates. Based solely on a review of copies of the filings furnished to us, we believe that during fiscal year 2008, our officers, directors and 10% shareholders satisfied all such filing requirements with the exception of one filing on Form 4 with respect to a purchase of shares by Stephen J. Tynan which was one day late.

Code of Conduct

     Our Code of Conduct, which is our code of ethics applicable to all directors and employees, embodies our principles and practices relating to the ethical conduct of our business and our commitment to honesty, fair dealing and full compliance with all laws affecting our business. The Code of Conduct is available at www.ramre.com by first clicking “Investor Information” and then “Corporate Governance”.

Item 11.	Executive Compensation

Director Compensation

     Our Nominating and Corporate Governance Committee has responsibility for establishing and reviewing director compensation.

     Directors who are “independent” as defined under Section 301 of the Sarbanes-Oxley Act of 2002 and the rules thereunder relating to Audit Committee members (which, unlike the Nasdaq rules, preclude directors affiliated with controlling shareholders from being determined to be independent), and the non-employee Chairman of the Board of Directors, receive the following compensation:

•	Annual cash retainer for Board service of $35,000

•	Annual cash retainer for Audit Committee service of $5,000

•	Annual cash retainer for service on the Compensation Committee, Nominating and Corporate Governance Committee and Risk Management Committee of $4,000 each

•	Annual cash retainer for service as the Chair of the Audit Committee of $10,000

•	Annual cash retainer for service as the Chair of the Compensation Committee, Nominating and Corporate Governance Committee and Risk Management Committee of $6,000 each

•	Annual cash retainer for service as the Chair of the Board of Directors of $25,000

•	Initial award of options to purchase 13,000 Common Shares of RAM Holdings for new directors

•	Annual award of $40,000 fair value of options or restricted share units for all directors

          The above cash retainer amounts are all additive. For example, the Chair of the Audit Committee receives the Board retainer of $35,000, the Audit Committee retainer of $5,000 and the Audit Committee Chair retainer of $10,000, for a total of $50,000. The cash retainers are paid on a calendar quarterly basis (1/4 each quarter) and are not dependent upon meeting attendance.

          In March of each of 2008 and 2009, the Nominating and Corporate Governance Committee determined not to grant an annual award of options to any of the non-employee directors. This determination was made in consideration of the negative financial results in 2007 and 2008, respectively, and the limited number of shares available under the 2006 Equity Plan, discussed further under “Executive Compensation,” below.

          All directors have entered into indemnification agreements with us pursuant to which we are obligated to provide legal defense and indemnification, including advancement of expenses, in the event certain claims are asserted against the covered individuals. We also provide directors’ and officers’ liability insurance for our directors and officers.

          We reimburse all directors for their reasonable travel and related expenses in connection with attending board and committee meetings.

          The table below summarizes the compensation paid by us to non-employee directors for fiscal year 2008.

DIRECTOR COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Edward F. Bader	54,000	—	5,095	—	—	—	59,095
Victor J. Bacigalupi*	—	—	—	—	—	—	—
David L. Boyle	50,000	—	5,095	—	—	—	55,095
Allan S. Bufferd	43,000	—	14,530	—	—	—	57,530
Joan H. Dillard*	39,000	—	10,068	—	—	—	49,068
Joseph M. Donovan	39,000	—	5,555	—	—	—	44,555
Mark F. Milner*	—	—	—	—	—	—	—
Michael J. Normile	29,250	—	1,616	—	—	—	30,866
Lloyd A. Porter	—	—	—	—	—	—	—
Bradley M. Shuster*	—	—	—	—	—	—	—
Dirk A. Stuurop*	50,000	—	5,095	—	—	—	55,095
Steven J. Tynan	77,000	—	—	—	—	—	77,000
Conrad P. Voldstad	49,000	—	16,490	—	—	—	65,490

*	Director served during all or part of 2008 but resigned prior to the date of this report.

(1)

Our policy is to provide compensation only to our directors who are “independent” under the Sarbanes-Oxley rules applicable to Audit Committee members. All directors in 2008 other than Mr. Endo and Mr. Porter, and former director Messrs. Bacigalupi, Milner and Shuster, are “independent” under the Sarbanes-Oxley rules.

(2)	No stock awards were granted in fiscal year 2008 or were outstanding at fiscal year end 2008.

(3)

The amounts included in column (d) are the dollar amounts recognized in the financial statements for the fiscal year ended December 31, 2008 in accordance with FAS 123(R) for stock option awards per the Company’s Equity Plan. Mr. Normile received a grant of 13,000 stock options upon his appointment to the board on March 5, 2008.

          The table below sets forth the grant date fair value of each award granted in 2008 to directors (other than Mr. Endo and Ms. Guest).

Name	Options Granted in 2008 (#)	Grant Date Fair Value ($)

Michael J. Normile	13,000	8,703

          The table below sets forth the aggregate number of shares underlying option awards outstanding at fiscal year end 2008 for each director who has received option awards (other than Mr. Endo).

Name	Shares Underlying Options at FYE 2008 (#)

Edward F. Bader	20,800
David L. Boyle	18,200
Allan S. Bufferd	15,600
Joan H. Dillard*	13,000
Joseph M. Donovan	13,000
Michael J. Normile	13,000
Dirk A. Stuurop*	20,800
Conrad P. Voldstad	15,600

*	Director served during all or part of 2008 but resigned prior to the date of this report.

          Share options granted to the directors under our 2001 Stock Option Plan prior to 2006 vest quarterly over a three year period. Share Options granted to directors beginning in 2006 under the 2006 Equity Plan vest in four equal annual installments on the first four anniversaries of the date of grant.

Compensation Committee Interlocks and Insider Participation

          No member of the Compensation Committee in 2008 is or was formerly an officer or employee of RAM Holdings or any of its subsidiaries or had any relationship required to be disclosed under “Certain Relationships and Related Transactions” below. During 2008, no executive officer of RAM Holdings or any of its subsidiaries served on the compensation committee (or equivalent), or the Board of Directors, of another entity whose executive officer(s) served on the Compensation Committee or Board of Directors of RAM Holdings.

Compensation Discussion and Analysis

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Securities and Exchange Act of 1934, as amended. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis (set forth below) be included in this annual report on Form 10-K.

The Compensation Committee
(for fiscal year 2008)

Conrad P. Voldstad (Chairman)
Edward F. Bader
Michael J. Normile
Steven J. Tynan

I.	Compensation Overview

Company Background

Our company was founded in 1998 as a Bermuda-based provider of financial guaranty reinsurance. We provide financial guaranty reinsurance for public and structured finance obligations, covering risks in both the U.S. and international markets. See the “Business” and “Management Discussion & Analysis of Financial Condition and Results of Operations” sections of this annual report on Form 10-K for a discussion of adverse developments in the financial guaranty business and our industry from the latter half of 2007 to date.

Compensation Background

In this section, we discuss the compensation of those officers whose compensation is required to be disclosed, which in our case includes our Chief Executive Officer, Vernon Endo, our Chief Financial Officer, Ted Gilpin, and our next three most highly compensated officers, David Steel, James Gerry and Victoria Guest. We refer to these officers as the “named executive officers.”

In understanding our compensation program, it is important to know that:

•

Our business is a “long tail” business in which it is generally difficult to influence revenues in the short term. Our business is a “long tail” business in that underwriting decisions generally will have results over a long period of time, including premium that is earned over the life of the insured securities, which may be thirty years or more, and credit losses, if any, that may materialize, over the life of the insured securities. For this reason, we have designed a compensation program under which a portion of compensation is not related directly to current year financial results but varies based on achievement of specific operational or business production goals which we believe will result in longer term benefits to the Company, including increased revenues in future years.

•

We need to retain our small staff of highly experienced executives. Our tax advantaged Bermuda domicile and operating leverage are essential components to the financial success of our business model. We have determined that employing a small number of highly qualified employees located in Bermuda is the most efficient approach to staffing. Of our sixteen employees, six are senior executives, five of whom have extensive experience in the financial guaranty industry. However, having a small number of employees causes us to be more vulnerable to employee turnover than larger organizations. We have generally replaced senior executives who leave the company with executives from outside the company because our organizational design generally does not include middle management positions. Recruiting executives from outside the company is costly and may require Bermuda Department of Immigration approval of work permits, and therefore retention of our management team is an important objective of our compensation program.

•

We compete for professional talent with a small group of primary insurers and reinsurers, almost all of which have substantially greater resources than we do. In order to attract and retain qualified personnel, we have to provide compensation that is competitive with the compensation offered by these larger market participants.

•

We are a ratings sensitive company and we experience extensive rating agency oversight. Our financial strength rating from S&P is an important element in our business model because it determines the amount of capital credit our customers receive for our reinsurance. Therefore, in our compensation program we seek to balance incentives to increase shareholder returns with incentives to consider the long-term implications of business decisions on our financial strength.

•

Our Bermuda location imposes costs on our compensation program. Our Bermuda location is necessary to our business model, but imposes significant additional costs on our compensation program. All of our named executive officers were recruited from the U.S.. Our compensation program compensates our named executives for relocating to Bermuda, for the high cost of living in Bermuda and the insecurity caused by the work permit regime in Bermuda, which effectively gives the Bermuda government discretion in determining the time period our employees are allowed to work in Bermuda.

•

Our business was negatively affected in 2008 and 2007 by our exposure to residential mortgages. In 2008 and 2007, we had net losses of $159.4 million and $144.1 million, respectively. These negative results were directly attributable to our reinsurance of 2005 – 2007 vintage residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDOs”) of asset-backed securities (“ABS”) containing residential mortgage collateral. We failed to achieve our financial results targets in 2008 by a substantial amount.

•

Our business is operating under stressed market conditions and actions need to be taken in the short term to safeguard the value of the company. While historically our business strategy and compensation program have had a long-term focus, our strategy in the near term is to take prompt actions to reduce our exposure to insured risk, preserve our free cash resources and, if feasible, deleverage our capital structure. As such, our Compensation Committee determined not to award any cash incentive compensation to named executive officers for 2008 performance, except for one executive officer as required in the related employment contract and disclosed in the Summary Compensation Table below, and intends to structure an incentive program for 2009 based upon the strategic goals set forth in “Item I – Business – Our Business Strategy” of this Annual Report on Form 10-K.

Compensation Objectives

The objectives of our compensation program are to:

• Retain and motivate a highly-skilled, small group of professionals to work together as a team to achieve the following strategic goals:

•	Increasing the return to our shareholders

•	Maintaining the value and integrity of our franchise

•	In the current stressed market environment, reduce our exposure to insured risk, preserve our cash resources and, if feasible, deleverage our capital structure

•	Improving the effectiveness of our operations

Elements of Compensation

The elements of our compensation program for our named executives are:

•	Base salary

•	Incentive compensation awards tied to performance goals

•	Share option awards

•	Relocation related benefits, including cost of living allowance, as applicable

•	Other standard benefits

Benchmarking

We have not engaged in formal benchmarking in 2008 and 2009 because we do not believe that a peer group comparison would provide a meaningful benchmark in the current environment. Our peers in the financial services industry have suffered varying levels of stress due to the adverse developments of the past two years and have responded to these developments in a wide variety of manners depending upon their respective financial conditions and strategies. As such, we have tailored our compensation program to our own financial circumstances and strategy.

Input of our Executive Officers

Our Compensation Committee is charged with overall responsibility for our compensation program. Our Chief Executive Officer provides recommendations with respect to executive compensation to the Compensation Committee. See “Directors, Executive Officers and Corporate Governance – Board of Directors Committees,” above. Under the Compensation Committee’s Charter, the Compensation Committee only reviews compensation for employees with a base salary of more than $175,000.

Employment Agreements

We have an employment agreement with each of our named executive officers. We believe that employment agreements provide security necessary to recruit executive officers to work in Bermuda. A summary of the terms of the employment agreements is provided below under the Summary Compensation Table and in “Potential Payments upon Termination or Change in Control.” Apart from different salaries, bonus targets and cost of living allowance, the terms of employment for all of our named executive officers are substantially the same. We believe that having the same employment terms promotes teamwork, a sense of equality and ease of administration.

II.	Compensation Program

Base Salary

We set initial base salary based on negotiations with the executive officers we are recruiting. As noted above, most of our named executive officers have joined the company since 2003. Salaries have not been increased since 2006. We review base salaries of our named executives on an annual basis, as required by each named executive’s employment agreement, to ensure they are competitive and commensurate with each executive’s job responsibilities and performance. The Compensation Committee did not approve any base salary increases for 2008 or 2009 because the company had losses in 2007 and 2008.

The employment agreements for our named executives who are U.S. citizens contain a tax equalization provision that obligates us to provide a “gross up” payment to them as a result of changes in U.S. tax law that adversely affect them, as summarized below under “Employment Agreements.” Any adverse tax law change effectively reduces the net compensation based on which the employee agreed to take the position.

Incentive Compensation

The payment of incentive compensation to the named executives is determined based on achievement of performance targets approved by the Compensation Committee.

Establishment of Target Amounts and Mix of Cash and Equity.

Since our initial public offering in 2006, our Compensation Committee has adjusted the amount of incentive compensation and the mix of cash and equity components to address changes in circumstances.

The employment agreements with our named executive officers establish “bonus” targets as a percentage of base salary. The “bonus” target established in the employment agreements is generally 100% - 125% of base salary for the named executive officers. Prior to 2006, the “bonus” was paid entirely in cash. In 2006, the Compensation Committee determined to pay the 2006 “bonus” in a mixture of cash and RSUs and intended to continue this practice going forward. However, due to the depletion of shares available in our 2006 Equity Plan, the Compensation Committee discontinued this practice for the 2007 and 2008 bonuses.

We have not yet finalized the formal business plan for 2009 and have therefore not yet established an incentive compensation pool or adopted incentive compensation performance targets for 2009.

Performance Measures.

The Compensation Committee establishes performance measures for each fiscal year. We first establish our business plan and strategic objectives for the company for the applicable fiscal year. We then determine how our executives can achieve the company’s objectives and set these tasks as the performance measures for individual executives or groups of executives with similar job functions. In this way, we seek to link executive performance and compensation directly to company performance and motivate our executives to implement our strategy and business plan.

Our strategy for 2008 was to maintain ratings at a minimum of AA/Aa level in order to provide our customers with adequate capital benefit not lower than the competition. Our aim was to create additional capital cushion to withstand potential adverse credit developments and write profitable new business. Our intent was to achieve these measures by reducing our existing insured portfolio through commutations of various contracts and limiting portfolio growth. However, we believed these objectives needed to be bounded by an acceptable level of cost, that is, forfeited unearned premium and installment premium. Based on this strategy, we chose the following performance measures:

• Maintain minimum AA/Aa ratings

• Achieve $35 million in excess capital of the greater of Moody’s and S&P’s minimum requirements for AA/Aa ratings at year end 2008

•          Achieve Adjusted Operating Book Value of $654 million at year end 2008. The Company believes measures of operating (and adjusted operating) book value per share to be useful because it gives a measure of the value of the Company, excluding non-operating items of unrealized gains and losses on (a) other financial instruments and (b) credit derivatives. We derive operating book value by beginning with GAAP book value and adding back (i) the fair value of other financial instruments and (ii) the derivative asset or liability excluding the impact of credit impairments and unearned premiums on credit derivatives. Adjusted operating book value per share begins with operating book value as calculated above and then adding or subtracting the value of: a) Net unearned premium reserve; b) Deferred acquisition costs; c) The present value of estimated future installment premiums net of ceding commissions; and d) Unrealized gains/(losses) on investments

• Maintain treaties with AAA-rated customers

• Achieve certain operational goals related to risk management and financial reporting

The incentive targets primarily related to increasing our rating agency capital cushion and decreasing risk in our portfolio, and therefore were not intended to encourage risk taking that could lead to volatile results.

Determination of Award Amount.

The Compensation Committee first assesses the Company’s performance against the established financial performance measures in determining the amount of compensation to award. Generally, the Compensation Committee would expect to fund a bonus pool such that each executive receives a bonus within his or her target range. In 2008, we started with the presumption that 100% achievement of performance measures would result in a payout of 65% of target because we expected our financial results for 2008 to be adversely affected by our existing exposure to RMBS securities. However, the Compensation Committee retains overall discretion in determining whether to award incentive compensation and the amount of incentive compensation to award. Although the Compensation Committee’s discretion is not limited, the following are illustrative examples of circumstances in which the Compensation Committee might use its discretion:

• If the Company or an executive achieves extraordinary results, the Compensation Committee might award incentive compensation in excess of the target range to recognize extraordinary achievement.

•          If the Company or an executive fails to satisfy a performance measure that the Compensation Committee believes should have been achievable, the Compensation Committee might award a lower amount or no amount overall.

•          If the Company or an executive is unable to meet a performance target as a result of unforeseen obstacles, the Compensation Committee may take this into account in determining whether to award some amount in respect of the performance measure.

•          If an unforeseen negative event occurs, such as very disappointing financial performance, a rating agency downgrade or failure to meet legal requirements, the Compensation Committee may determine not to pay bonuses even if some or all of the performance measures are satisfied.

The Compensation Committee believes it needs to retain discretion in determining the final amount of awards because adjustments may be needed for compensation to be fair to both the named executive officer and the company.

Impact of Performance on Compensation.

Our Compensation Committee determined in its discretion not to pay any incentive compensation to the named executives with respect to performance in 2008, except for one executive officer as required in the related employment contract and disclosed in the Summary Compensation Table below. We did not achieve our financial performance targets for 2008. Our ratings were downgraded below AA/Aa and therefore we did not achieve our ratings or capital cushion targets. Our Adjusted Operating Book Value (as measured above under “Performance Measures”) decreased from $657.9 million at December 31, 2007 to $280.1 at December 31, 2008. We did not achieve our adjusted operating book value target because our commutations of exposures, while beneficial in reducing risk, were much larger than we anticipated, resulting in forfeiture of unearned premium and installment premium. We met our target of maintaining our treaties with AAA-rated customers in 2008 and generally achieved our operational goals. However, our Compensation Committee determined that the adverse financial results in 2008 and 2007, and the goal of preserving cash, outweighed the benefits of the operational goals achieved by management and therefore used its discretion not to pay any incentive compensation to the named executives.

Share Option Grants

Our Compensation Committee began to grant annual share option awards in 2006. Our Compensation Committee awards share options, which vest over four years in equal annual installments, because share options are the compensation tool which most closely aligns the interests of our named executive officers with the interests of our shareholders.

The Compensation Committee awarded share options to the named executives in 2008 in respect of 2007 performance in its discretion as discussed in our Proxy Statement dated March 23, 2008. These awards resulted in the 2006 Equity Plan having only approximately 700,000 shares available for future grants. Because of our losses in 2008, the reduction in our share price below $1.00, and the limited number of shares available under the 2006 Equity Plan, our Compensation Committee determined not to award any share options in 2009 in respect of 2008 performance. Our Compensation Committee determined that the share options awarded in 2008 at an exercise price of $1.45 per share continue to provide a sufficient incentive to management to increase shareholder value.

Repricing of Share Options.

We have not repriced or replaced share options. Our policy, consistent with the terms or our 2006 Equity Plan, is that we would not reprice or replace “underwater” options for our executive officers or directors without shareholder approval. All of the options granted to our officers and directors are now substantially “underwater,” meaning that the market price of our common shares is substantially below the exercise prices of the options.

Grant Date Policy.

We have adopted a policy that share options and restricted share units, other than for new hires or newly elected directors, will be granted on an annual basis at the first board meeting of the fiscal year. We anticipate very few employee hires, and therefore whenever possible, share options and restricted share units for new hires will be approved by the our Board of Directors at a regular meeting in advance of the start date of employment with a grant date of the start date of employment. In each case, the fair market value of RAM Holdings shares is determined in accordance with the 2006 Equity Plan as the average of the high and low sale price on the grant date.

Other Benefits

Supplemental Retirement Plan.

All of our employees (not just our named executive officers) participate in one of our Supplemental Retirement Plans, each of which has substantially the same terms and is similar to a U.S. defined contribution plan, such as a 401(k) plan. We believe a competitive pay package should include the opportunity to defer compensation which may be used as savings toward retirement. We discontinued contributions by us for the benefit of the named executive officers in 2009, as discussed in more detail under “Nonqualified Deferred Compensation,” below.

Relocation-Related Benefits.

We pay a cost of living allowance to our named executives who are U.S. citizens. The purpose of the cost of living allowance is primarily to cover the cost of housing in Bermuda, although its use is not restricted. We believe it is necessary to pay a cost of living allowance to recruit U.S. based executives to live in Bermuda, primarily because the cost of living in Bermuda is very high. In determining the amount of the cost of living allowance, we have relied on anecdotal evidence regarding the compensation packages offered by other financial services companies located in Bermuda. We have not reviewed or increased the amount of our cost of living allowances since 2003 and we have no plans to adjust them in the near term. In early 2007, Johnson Associates reviewed the cost of living allowances provided to our named executives in relation to those provided to executives of other Bermuda companies and found our cost of living allowances to be within the market range.

In addition to the cost of living allowance, we provide several additional benefits related to the need to relocate our named executives from the U.S. to Bermuda. First, we reimburse up to $70,000 of the cost of relocating to Bermuda. In addition, we reimburse up to $50,000 of the cost of relocating back to the U.S. upon termination of employment. Only the properly documented ordinary and necessary expenses of relocation, which are reviewed by our accounting department and our Chief Executive Officer, are eligible for reimbursement. In addition, we pay for the airfare for our named executives and their immediate family members to take one round trip to the East Coast of the U.S. per year. Finally, we reimburse each named executive up to $7,500 per year for tax advice and preparation services, because the U.S. income tax filings for U.S. citizens living abroad are more complex than those for U.S. citizens residing in the U.S. We believe that all of these benefits are standard benefits offered by Bermuda-based financial services companies to recruit executives from overseas, based on anecdotal evidence.

Health and Other Insurance Benefits.

We provide customary health, disability and life insurance benefits to our named executives. We provide the same insurance coverage to all of our other employees.

Perquisites.

We do not provide any material perquisites to our named executive officers, except as described in relocation related benefits, above.

Indemnification

All officers have entered into indemnification agreements with us pursuant to which we are obligated to provide defense and indemnification, including advancement of expenses, in the event certain claims are asserted against the covered individuals. We also provide directors’ and officers’ liability insurance for our directors and officers.

Termination of Employment Provisions

The compensation of our named executives upon termination of employment is described under “Potential Payments upon Termination or Change in Control,” below. The following discussion applies to the named executives. The termination of employment provisions were negotiated with senior executives in 2006 in connection with our initial public offering and have been extended to all new senior executives since that date for the sake of consistency and to promote a team ethic.

Retirement.

Our named executives are not entitled to any cash compensation that is specific to their retirement. Under the terms of the share option awards and restricted share units, if a named executive has at least ten years of service at the time of retirement on or after age 55, all of his or her unvested awards vest upon retirement. As a practical matter, we generally do not expect our named executive officers to remain with the company until their retirement because of impediments to long-term residence under the Bermuda immigration law and other personal factors that make eventual relocation to the U.S. likely for most of our named executives.

Involuntary Termination without Cause and Termination by Executive For Good Reason.

In the case of termination of employment without Cause or termination of employment by a named executive with Good Reason, as those terms are defined below under “Potential Payments upon Termination or Change in Control,” we generally pay one year of severance in consideration of a one year non-compete and non-solicitation provision.

We pay our Chief Executive Officer up to two years of severance in consideration of a one year non-compete and non-solicitation provision, subject to his duty to mitigate the damages beginning in the second year by seeking other employment. We have provided our Chief Executive Officer with a potentially longer severance payment than our other named executive officers because there are only a very limited number of positions in the industry available at the Chief Executive Officer or equivalent level and therefore our Chief Executive Officer could expect to spend a greater length of time securing new employment.

We allow the named executives to earn or realize the value of incentive compensation consistent with the one year of severance, discussed above. We pay incentive compensation earned in the year prior to employment termination and not yet paid and target incentive compensation anticipated to be earned in the year of the employment termination. In addition, the vesting of restricted share units previously granted as part of incentive compensation is accelerated. In contrast, the vesting of options is not accelerated.

We allow the named executive to continue to receive certain employee benefits for a limited period of time to cover expected transition to new employment.

Death or Disability.

In the case of termination of employment as a result of Disability, as that term is defined below under “Potential Payments upon Termination or Change in Control,” or death, our named executives are entitled to incentive compensation earned in the year prior to employment termination and not yet paid and pro rata incentive compensation for the year in which the employment agreement terminates as a result of death or Disability because we view this compensation as already earned. Similarly, because the value of the restricted share units was fully “earned” upon award of the incentive compensation to which they relate, we believe that it is fair for these awards to vest in full under these circumstances.

In addition, the vesting of share options is accelerated upon death or Disability as a benefit to the named executive, or his or her family, if the executive has provided at least three years of service to us because the executive is unable to continue in service due to circumstances beyond his or her control.

We provide continued salary payments for three months, in the case of death, and until disability payments begin, in the case of Disability, and limited continued benefits to cover the named executive or his or her family during the expected period of adjustment to the termination of employment.

Expiration of Employment Agreement.

In the case of termination of employment due to expiration of the employment agreement, the named executives are entitled to incentive compensation earned in the year prior to employment termination and not yet paid and pro rata incentive compensation for the year in which their employment agreement expires in order to provide them with an incentive to continue to try to achieve our performance goals during this partial year. In addition, because the value of the restricted share units was fully “earned” upon award of the incentive compensation to which they relate, we believe that it is fair for these awards to vest in full under these circumstances. In contrast, the vesting of option awards is not accelerated in these circumstances.

Change in Control.

We do not compensate our named executives solely as a result of a Change in Control, as defined in “Potential Payments upon Termination or Change in Control”, below. In the case of termination of employment by a third party without Cause in anticipation of a Change in Control which actually occurs, or within one year following a change of Control without Cause or by the named executive for Good Reason, we provide the same compensation as in the case of any other termination without Cause or for Good Reason, except that all unvested options held by the named executive vest. We believe that this “double trigger” approach provides an incentive to management to consider and even seek strategic transactions in the best interests of the shareholders although it may put their employment at risk.

Clawback.

The terms of our share options and restricted share units provide that if the named executive engages in competitive activities within one year following termination of employment, other than termination upon expiration of the term of the employment agreement, the Compensation Committee may require cancellation of the vested and unvested portion of share options or restricted share units, as applicable, and require repayment of gain on any share options exercised or restricted share units settled, as applicable, within six months prior to, or one year after, termination of employment.

Financial Restatement.

The Compensation Committee will, to the extent permitted by law and the named executive officers’ employment agreements, have the sole and absolute authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to the named executive officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, we will seek to recover any amount determined to have been inappropriately received by the individual executive.

The terminations of employment provisions have no impact on our determination of current compensation for our named executive officers.

2008, 2007 and 2006 Compensation of Named Executive Officers

          The table below summarizes the total compensation paid to or earned by each named executive officer for fiscal years 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)

Vernon M. Endo	2008	400,000	__	56,337	376,129	0	__	464,252	1,296,718
President and CEO	2007	400,000	—	40,182	285,794	250,000	—	446,748	1,422,724
	2006	383,646	—	—	198,992	466,875	—	458,955	1,508,468

Edward U. Gilpin	2008	320,385	—	17,614	9,067	385,000	—	487,434	1,219,500
Chief Financial Officer

David K. Steel	2008	300,000	—	33,745	127,011	0	—	305,830	766,586
Chief Risk Manager	2007	300,000	—	24,057	70,947	195,000	—	285,330	875,334
	2006	284,231	—	—	24,262	279,563	—	309,267	897,323

James P. Gerry	2008	260,000	—	28,820	170,219	0	—	271,162	730,201
Managing Director	2007	260,000	—	20,558	105,630	132,600	—	258,750	777,538
	2006	255,692	—	—	59,612	238,875	—	1,020,284	1,574,463

Victoria W. Guest	2008	240,000	—	7,969	86,223	0	—	268,262	602,454
General Counsel	2007	240,000	—	5,672	66,237	62,400	—	242,026	616,335
	2006	228,923	—	—	47,674	66,042	—	298,433	641,072

(1)

Mr. Endo’s salary was increased from $350,000 to $400,000 effective April 26, 2006. Mr. Steel’s salary was increased from $275,000 to $300,000 effective August 16, 2006. Mr. Gerry’s salary was increased from $225,000 to $260,000 effective February 11, 2006. Mr. Gilpin joined the company on January 28, 2008, and Ms. Guest joined the company on January 16, 2006.

(2)

The amounts included in column (e) are the dollar amounts recognized in the financial statements for the fiscal year ended December 31, 2007 and 2008 in accordance with FAS 123(R) for Stock Awards per the Company’s Equity Plan except that the estimate of forfeitures related to service based vesting conditions is disregarded. The Stock Awards reported are Restricted Share Units granted (i) on February 20, 2007 as incentive compensation in respect of 2006 performance in accordance with the company’s determination to pay 25% of annual incentive compensation awards in the form of Restricted Share Units and (ii) on January 28, 2008 and March 5, 2008 to Mr. Gilpin under the terms of his employment agreement. Assumptions used in the calculation of the above amounts are outlined in footnote 17 of the Company’s audited financial statements for December 31, 2008.

(3)

The amounts included in column (f) are the dollar amounts recognized in the financial statements for the fiscal year ended December 31, 2006, 2007, and 2008, respectively, in accordance with FAS 123(R) for stock option awards per the Company’s Equity Plan except that the estimate of forfeitures related to service based vesting conditions is disregarded. The amount includes the expense associated with the vesting of stock option awards and restricted share units granted under FAS 123(R), awards granted prior to 2006 were accounted for under APB 25 and there is no expense for financial statement purposes. For Mr. Endo, there is an additional amount for options that were issued below market value in a prior period with a related expense in subsequent years. Assumptions used in the calculation of the above amounts are outlined in footnote 17 of the Company’s audited financial statements for December 31, 2008.

(4)

Under the Supplemental Retirement Plan, executives may voluntarily defer a portion of their cash compensation. The amounts in column (g) include the portion of each named executive’s incentive award voluntarily deferred by the executive and contributed to the Supplemental Retirement Plan as follows:

Name	Year	Amount of Incentive Award Deferred ($)

Vernon M. Endo	2007	125,000
	2006	373,500
David K. Steel	2007	19,500
	2006	41,934

The named executives were awarded 25% of their incentive compensation in 2007 in restricted share units (“RSUs”) granted at a 25% discount to fair market value on the date of grant. The amounts in column (g) do not include the incentive compensation amounts awarded with respect to 2006 performance in RSUs under the Compensation Committee’s policy. These amounts awarded in respect of 2006 performance and granted in 2007 have been included in Column (e).

(5)	All other compensation includes the following:

Name		Cost of Living Allowance ($)(i)	Relocation Expense Reimbursement ($)(ii)	Contribution by RAM to Supplemental Retirement Plan ($)(iii)	Tax Gross Up ($)(iv)	Payment under Payment Agreement ($)(v)	Health Insurance ($)(vi)	Payroll Taxes ($)(vii)	All other compensation ($)(viii)	Total all other compensation ($)

Vernon M. Endo	2008	216,000	__	70,188	96,831	__	24,186	48,230	8,817	464,252
	2007	216,000	—	86,688	71,191	—	22,797	43,045	7,028	446,748
	2006	216,000	—	72,345	111,341	—	21,700	31,401	6,168	458,955

Edward U. Gilpin	2008	153,785	—	32,038	70,750	—	18,291	59,433	153,137	487,434

David K. Steel	2008	120,000	6,538	52,606	43,545	—	23,754	48,230	11,157	305,830
	2007	120,000	3,763	57,956	31,924	—	22,387	43,045	6,255	285,330
	2006	120,000	21,966	40,913	73,092	—	21,063	22,536	9,697	309,267

James P. Gerry	2008	122,000	—	41,914	35,331	—	15,670	48,230	8,017	271,162
	2007	122,000	—	49,888	23,632	—	14,771	43,045	5,415	258,750
	2006	122,000	—	56,644	64,952	721,293	14,031	31,401	9,963	1,020,284

Victoria W. Guest	2008	120,000	—	31,055	38,549	—	22,977	48,230	7,451	268,262
	2007	120,000	918	30,604	19,416	—	21,649	43,045	6,394	242,026
	2006	114,462	50,689	22,892	54,836	—	18,300	33,159	4,095	298,433

(i)	The Cost of Living Allowance is set forth in the employment agreement for each named executive, as discussed below under “Employment Agreements.”

(ii)	The relocation reimbursement expense related to the named executives’ relocation to Bermuda is discussed below under “Employment Agreements.”

(iii)

The terms of the Supplemental Retirement Plan are described under “Nonqualified Deferred Compensation”, below. The amounts as set forth above for 2006 represent contributions by the company of 10% of salary paid in 2006 and 10% of the 2005 bonus which was paid in 2006. The amounts as set forth above for 2007 represent contributions by the company of 10% of salary paid in 2007 and 10% of the 2006 bonus which was paid in 2007. The amounts as set forth above for 2008 represent contributions by the company of 10% of salary paid in 2008, 10% of the 2007 bonus which was paid in 2008 and 10% on the vested portion of the 2006 bonus paid in 2007 as RSUs - one quarter vested on 2/20/08.

(iv)	The tax gross-up is explained under “Compensation Discussion and Analysis – Compensation Program – Base Salary”, above.

(v)

On June 28, 2005, James P. Gerry entered into a payment agreement with us, which replaced existing option and contingent share agreements entered into by such senior executives. The aggregate amounts paid to Mr. Gerry in 2006 under the terms of the payment agreements on June 30, 2006 and August 9, 2006 are set forth above. The payment agreements have been satisfied in full, and no other amounts will be paid under the payment agreements.

(vi)	Health insurance includes health, life, and long-term disability insurance.

(vii)

Under Bermuda law, employers with payrolls of above $1 million are required to pay a payroll tax of 14% (13.50% prior to Apr 1, 2008) on total remuneration up to a maximum amount per annum, which was $235,000 per person in 2006 and 2007 and is now $350,000 per person. Bermuda law permits employers to require employees to bear up to 4.75% of the cost of the payroll tax. Under the Employment Agreements, the Company has agreed to bear the full cost of payroll taxes.

(viii)

All other compensation also includes tax preparation reimbursement expenses up to $7,500, home computer purchase reimbursement of up to 50% of the cost, but a maximum of $1,500, flexible spending accounts of $1,500, travel allowances for annual home leave to the U.S, legal services, social insurance, and tax services. Mr. Gilpin was granted under his employment agreement $74,000 cash in lieu of options and a sign on bonus of $75,000, along with $1,375 flexible spending account and $2,762 in social insurance.

Employment Agreements

     Our employment agreements for each of our named executive officers are substantially the same, except for the term, the amount of base salary, the target bonus, and cost of living allowance. Our employment agreements for our named executive officers have the standard terms set forth below. The termination of employment provisions of the employment agreements are summarized below under “Potential Payments Upon Termination or Change in Control.”

          The following table and discussion summarizes the standard terms of our employment agreements for our named executive officers.

	Mr. Endo	Mr. Gilpin	Mr. Steel	Mr. Gerry	Ms. Guest

Initial Term End Date[1]	3/31/2009	1/28/2010	8/1/2008	3/11/2008	1/16/2009

Annual Base Salary[2]	$400,000	$350,000	$300,000	$260,000	$240,000

Annual Bonus Award Target as a Percentage of Base Salary	125%	110%	100%	100%	40%

1

The term of employment is automatically extended for an additional year at the end of the initial term and, in the case of Mr. Endo’s employment agreement, each subsequent one year term, unless we or the named executive gives notice of termination at least six months prior to the then applicable expiration date. The employment agreements of our named executives, other than Mr. Gilpin, are currently in their renewal terms.

2

Each named executive’s initial base salary is set forth in his or her employment agreement. The Board must review the base salary at least annually and the base salary cannot be reduced without the named executive’s consent.

     Named executives are eligible to participate in the 2006 Equity Plan. In addition, each named executive is eligible to participate in all employee benefit plans, programs perquisites and arrangements and to receive all fringe benefits and perquisites made generally available to the company’s executives. Executives are reimbursed for reasonable and ordinary business expenses, such as business travel.

     Named executives are also entitled to the following payments related to their status as expatriates:

•	A cost of living allowance of $10,000 per month, except for Mr. Endo who receives $18,000 per month, Mr. Gilpin who receives $14,000 and Mr. Gerry who receives $10,167 per month.

•	Reimbursement for round trip tickets for the executive and his or her immediate family to take one trip each year to the east coast of the U.S..

•

A “gross-up” of the base salary or cost of living allowance if there is an amendment to the U.S. tax code regarding income tax and/or cost of living/housing allowances paid to U.S citizen resident in Bermuda that results in both the inclusion in the executives income subject to U.S. taxation of amounts paid by the company and not previously subject to such taxation and a decrease in the combined net after-tax base salary and cost of living allowance of the executive.

•	Reimbursement of up to $7,500 per year for personal tax advice and/or tax preparation.

•

Reimbursement of up to $50,000 of reasonable and ordinary costs, plus a gross up for income tax payable on this amount, for relocation back to the U.S. occurring within six months of termination of employment other than for “Cause”.

     Certain named executives have terms of employment that vary from the standard terms as follows.

     Mr. Endo’s employment agreement provides for his election as a director of RAM Holdings and RAM Re as long as he continues to serve as their Chief Executive Officer.

     Mr. Steel’s, Ms. Guest’s and Mr. Gilpin’s employment agreements provide for a relocation allowance of up to $70,000 (and related gross-up payment). Mr. Steel and Ms. Guest have been reimbursed for their relocation expenses in 2005 through 2008. The other named executives received this benefit upon relocation to Bermuda prior to 2005 and therefore their amended and restated employment agreements entered into in 2006 do not include this provision. Mr. Gilpin has not yet claimed his relocation reimbursement.

     Mr. Gilpin’s employment agreement provides that with respect to the 2008 incentive compensation payable in 2009, RAM Holdings Ltd. and RAM Reinsurance Company Ltd. are required to pay Mr. Gilpin at least the target amount of $385,000. In connection with the commencement of Mr. Gilpin’s employment, he received or will receive the following awards and payments under the employment agreement:

     (1)     A one-time grant of 15,000 Restricted Share Units and 50,000 Share Options under the 2006 Equity Plan on the start date of his employment, each vesting over four years in equal annual installments and otherwise on the terms set forth in RAM Holdings Ltd.’s Form of Restricted Share Unit Award (Annual Bonus) and Form of Share Option Award for employees (the “Start Date Equity Awards”).

     (2)     A one-time payment of $75,000 on the start date of Mr. Gilpin’s employment (the “Start Date Cash Award”).

     (3)     On or prior to March 31, 2009, a grant of Share Options under the 2006 Equity Plan, subject to approval of the Board of Directors of RAM Holdings Ltd., vesting over four years in equal annual installments and otherwise on the terms set forth in RAM Holdings Ltd.’s form of Share Option Award for employees, with a value of up to $130,000 (the “Additional Award”).

     The Additional Award was satisfied by the grant of 38,621 Restricted Share Units on March 5, 2008 (valued at $56,000) and the payment of the balance in cash.

     The Start Date Cash Award is subject to forfeiture if Mr. Gilpin terminates his employment voluntarily without “good reason” (as defined in the employment agreement) as follows: $75,000 if such termination occurs prior to January 28, 2009 and $37,500 if such termination occurs after January 28, 2009 but prior to January 28, 2010. The portion of the Additional Award paid in cash is subject to forfeiture if Mr. Gilpin terminates his employment voluntarily without “good reason” (as defined in the employment agreement) prior to March 31, 2010.

Plan Based Awards

     The table below shows grants of awards to our named executive officers in fiscal year 2008 under our 2006 Equity Plan.

GRANTS OF PLAN BASED AWARDS TABLE

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards

(a)	(b)	(bb)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)

Name	Grant Date	Approval Date	Thresh old ($)	Target ($)	Maxi mum ($)	Thresho ld (#)	Targe t (#)	Maximu m (#)	All Other Stock Awards: Number of Shares of Stock or Units(#)(1)	All Other Option Awards: Number of Securiti es Underly ing Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Closing Market Price	Grant Date Fair Value of Stock and Option Awards(4)

Vernon M. Endo	3/5/2008									300,000	1.45	1.43	200,850

Edward U. Gilpin	1/28/2008									50,000	1.75	1.79	39,265
	1/28/2008								15,000
	3/5/2008								38,621

David K. Steel	3/5/2008									198,500	1.45	1.43	132,896

James P. Gerry	3/5/2008									158,000	1.45	1.43	105,781

Victoria W. Guest	3/5/2008									96,000	1.45	1.43	64,272

(1)	The RSUs were awarded to Mr. Gilpin under the terms of his employment agreement.

(2)	The options were awarded under the Company’s 2006 Equity Plan, which permits the Compensation Committee to make awards of options or RSUs to employees in its discretion.

(3)

In accordance with the 2006 Equity Plan of the Company, the exercise price was determined to be the average of the high and low price on the date of grant. The average of the high and low price of our shares on the grant date was lower than the applicable closing price only with respect to the grant to Mr. Gilpin on January 28, 2008 as shown in column (l).

(4)	The value shown is the full grant date fair value of the awards computed in accordance with FAS 123R.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

Option Awards						Stock Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)

Vernon M. Endo	325,000	0	—	10.71	11/1/2013	—	—	—	—

	75,835	75,836	—	13.45	5/2/2013	—	—	—	—

	19,305	57,915	—	16.20	2/20/2014	—	—	—	—

	—	—	—	—	—	9,607	3,555	—	—

	—	300,000	—	1.45	3/5/2015	—	—	—	—

Edward U. Gilpin	—	50,000	—	1.75	1/28/2015	—	—	—	—

	—	—	—	—	—	15,000	5,550	—	—

	—	—	—	—	—	38,621	14,290	—	—

David K. Steel	112,125	37,375	—	12.03	6/30/2015	—	—	—	—

	18,960	18,961	—	13.45	5/2/2013	—	—	—	—

	12,495	37,487	—	16.20	2/20/2014	—	—	—	—

	—	—	—	—	—	5,753	2,129	—	—

	—	198,500	—	1.45	3/5/2015	—	—	—	—

James P. Gerry	46,585	46,586	—	13.45	5/2/2013	—	—	—	—

	9,617	28,853	—	16.20	2/20/2014	—	—	—	—

	—	—	—	—	—	4,915	1,819	—	—

	—	158,000	—	1.45	3/5/2015	—	—	—	—

Victoria W. Guest	27,300	18,200	—	13.71	1/16/2016	—	—	—	—

	3,620	3,621	—	13.45	5/2/2013	—	—	—	—

	4,773	14,321	—	16.20	2/20/2014	—	—	—	—

	—	—	—	—	—	1,359	503	—	—

	—	96,000	—	1.45	3/5/2015	—	—	—	—

(1)	Based on the closing price of $0.37 per share on December 31, 2008.

     Options granted prior to May 2006 were awarded under our 2001 Stock Option Plan and vest in 5% increments at the end of each quarter, beginning with the quarter in which the grant occurred. Our 2001 Stock Option Plan was terminated in May 2006, except as to awards that were already outstanding at that date. No further awards will be granted under our 2001 Stock Option Plan.

     Options granted beginning in May 2006 were awarded under our 2006 Equity Plan, described above under “Grants of Plan Based Awards,” and vest in four equal installments on the first four anniversaries of the date of grant.

OPTIONS EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards

(a)	(b)	(c)	(d)	(e)(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Vernon M. Endo	—	—	3,202	4,867
Edward U. Gilpin	—	—	—	—
David K. Steel	—	—	1,917	2,914
James P. Gerry	—	—	1,638	2,490
Victoria W. Guest	—	—	452	687

(1)	Value based on the closing price of RAM Holdings common shares of $1.52 on February 20, 2008.

Nonqualified Deferred Compensation

     The table below sets forth certain information with respect to the Supplemental Retirement Plan, which provides for non-qualified deferred compensation, for each named executive officer.

NONQUALIFIED DEFERRED COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)
Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at Last FYE ($)

Vernon M. Endo	125,000	70,188	(606,191)	—	1,291,962
Edward U. Gilpin	—	32,038	(7,564)	—	24,474
David K. Steel	19,500	52,606	(93,679)	—	156,055
James P. Gerry	—	41,914	(174,658)	—	293,828
Victoria W. Guest	—	31,055	(16,964)	—	73,513

(1)	Represents the portion of the 2007 cash incentive compensation paid in 2008 voluntarily deferred by the named executives under the Supplemental Retirement Plan.

(2)	Included in “All Other Compensation” in the Summary Compensation Table. See note 5 to the Summary Compensation Table.

(3)	Not included in amounts reported in the Summary Compensation Table because the amounts are not preferential or above market.

     Under our Supplemental Retirement Plan in which the named executive officers participate, through 2008 we contributed an amount equal to 10% of a participant’s annual salary and bonus to an account maintained for the participant in which the participant is vested after one year of service. In addition, a participant may elect to defer all or a portion of annual salary and bonus and have the amounts so deferred deposited in the participant’s account. A participant may elect to have the funds in the account invested in one or more mutual fund investment options offered through Vanguard. Employees are eligible to receive the balance in their accounts according to their distribution election. An employee’s account balance is paid out following termination of employment according to each employee’s payment election, either in installments or a lump sum.

     We amended the Supplemental Retirement Plan for the named executive officers in November 2008 to (i) comply with Section 409A of the Internal Revenue Code and (ii) provide that no further contributions will be made by us after December 31, 2008. Under recently enacted Section 457A of the Internal Revenue Code, there is doubt as to whether the named executives would be able to continue to defer income tax on contributions to the Supplemental Retirement Plan in respect of services rendered after December 31, 2008. Beginning January 1, 2009, we pay the 10% of base salary and annual cash bonus with respect to services rendered by the named executives in cash instead of contributing it to the Supplemental Retirement Plan. In addition, the Board of Directors of RAM Holdings Ltd. approved permitting the named executives to make a change in their payment elections under the 409A transition rules on or before December 31, 2008. See Note 13 to the Financial Statements included in this annual report on Form 10-K.

Potential Payments Upon Termination or Change in Control

     We have entered into employment, option and restricted share unit agreements, as described above, that will require us to provide compensation to the named executive officers in the event of certain termination of employment circumstances, including termination of employment in connection with a change in control. The amount of compensation payable to each named executive officer in the event of termination of employment, assuming termination as of December 31, 2008, and a share price for RAM Holdings common shares equal to the closing market price on that date, is set forth in the tables below. We are not obligated to provide any compensation to the named executives in the case of a change in control that does not result in termination of employment.

          Following the tables is an explanation of the relevant employment agreement provisions and assumptions related to the named executives.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLES

Vernon M. Endo, President and Chief Executive Officer

	A	B		C		D		E		F		G
Executive Benefits and Payments upon Termination of Employment	Voluntary Termination without Good Reason; For Cause Termination	Retirement after age 55 with ten years of service		Involuntary Termination without Cause; Termination by Executive for Good Reason		Involuntary Termination without Cause in anticipation of, or Involuntary Termination without Cause or Voluntary Termination for Good Reason within one year following, a Change in Control		Disability		Death		Expiration of Employment Agreement

Compensation:

Base Salary	0		0		$800,000		$800,000		$100,000		$100,000		0

Incentive Bonus	0		0		$500,000		$500,000		$500,000		$500,000		$500,000

Cost of Living Allowance	0		0		$54,000		$54,000		$54,000		$54,000		0

Acceleration of vesting of Share Options and RSUs	0		$3,555		$3,555		$3,555		$3,555		$3,555		$3,555

Benefits:

Relocation Allowance	0	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000

Health insurance	0		0		$35,140		$35,140		$17,570		$17,570		0

Tax Gross-Up on payments	0	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920

Total	0	up to $	80,475	up to $	1,469,615	up to $	1,469,615	up to $	752,045	up to $	752,045	up to $	580,475

Edward U. Gilpin, Chief Financial Officer

	A	B		C		D		E		F		G
Executive Benefits and Payments upon Termination of Employment	Voluntary Termination without Good Reason; For Cause Termination	Retirement after age 55 with ten years of service		Involuntary Termination without Cause; Termination by Executive for Good Reason		Involuntary Termination without Cause in anticipation of, or Involuntary Termination without Cause or Voluntary Termination for Good Reason within one year following, a Change in Control		Disability		Death		Expiration of Employment Agreement

Compensation:

Base Salary	0		0		$350,000		$350,000		$87,500		$87,500		0

Incentive Bonus	0		0		$385,000		$385,000		$385,000		$385,000		$385,000

Cost of Living Allowance	0		0		$42,000		$42,000		$42,000		$42,000		0

Acceleration of vesting of Share Options and RSUs	0		$19,840		$19,840		$19,840		$19,840		$19,840		$19,840

Benefits:

Relocation Allowance	0	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000

Health insurance	0		0		$17,570		$17,570		$17,570		$17,570		0

Tax Gross-Up on payments	0	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920

Total	0	up to $	96,760	up to $	891,330	up to $	891,330	up to $	628,830	up to $	628,830	up to $	481,760

David K. Steel, Chief Risk Manager

	A	B		C		D		E		F		G
Executive Benefits and Payments upon Termination of Employment	Voluntary Termination without Good Reason; For Cause Termination	Retirement after age 55 with ten years of service		Involuntary Termination without Cause; Termination by Executive for Good Reason		Involuntary Termination without Cause in anticipation of, or Involuntary Termination without Cause or Voluntary Termination for Good Reason within one year following, a Change in Control		Disability		Death		Expiration of Employment Agreement

Compensation:

Base Salary	0		0		$300,000		$300,000		$75,000		$75,000		0

Incentive Bonus	0		0		$300,000		$300,000		$300,000		$300,000		$300,000

Cost of Living Allowance	0		0		$30,000		$30,000		$30,000		$30,000		0

Acceleration of vesting of Share Options and RSUs	0		$2,129		$2,129		$2,129		$2,129		$2,129		$2,129

Benefits:

Relocation Allowance	0	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000

Health insurance	0		0		$17,570		$17,570		$17,570		$17,570		0

Tax Gross-Up on payments	0	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920

Total	0	up to $	79,049	up to $	726,619	up to $	726,619	up to $	501,619	up to $	501,619	up to $	379,049

James P. Gerry, Managing Director

	A	B		C		D		E		F		G
Executive Benefits and Payments upon Termination of Employment	Voluntary Termination without Good Reason; For Cause Termination	Retirement after age 55 with ten years of service		Involuntary Termination without Cause; Termination by Executive for Good Reason		Involuntary Termination without Cause in anticipation of, or Involuntary Termination without cause or voluntary Termination for Good Reason within one year following, a Change in Control		Disability		Death		Expiration of Employment Agreement

Compensation:

Base Salary	0		0		$260,000		$260,000		$65,000		$65,000		0

Incentive Bonus	0		0		$260,000		$260,000		$260,000		$260,000		$260,000

Cost of Living Allowance	0		0		$30,000		$30,000		$30,000		$30,000		0

Acceleration of vesting of Share Options and RSUs	0		$1,819		$1,819		$1,819		$1,819		$1,819		$1,819

Benefits:

Relocation Allowance	0	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000

Health Insurance	0		0		$11,702		$11,702		$11,702		$11,702		0

Tax Gross-Up on Payments	0	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920

Share Repurchase	$46,904		$46,904		$46,904		$46,904		$46,904		$46,904		$46,904

Total	$46,904	up to $	125,643	up to $	687,345	up to $	687,345	up to $	492,345	up to $	492,345	up to $	385,643

Victoria W. Guest, General Counsel

	A	B		C		D		E		F		G
Executive Benefits and Payments upon Termination of Employment	Voluntary Termination without Good Reason; For Cause Termination	Retirement after age 55 with ten years of service		Involuntary Termination without Cause; Termination by Executive for Good Reason		Involuntary Termination without Cause in anticipation of, or Involuntary Termination without Cause or Voluntary Termination for Good Reason within one year following, a Change in Control		Disability		Death		Expiration of Employment Agreement

Compensation:

Base Salary	0		0		$240,000		$240,000		$60,000		$60,000		0

Incentive Bonus	0		0		$96,000		$96,000		$96,000		$96,000		$96,000

Cost of Living Allowance	0		0		$30,000		$30,000		$30,000		$30,000		0

Acceleration of vesting of Share Options and RSUs	0		$503		$503		$503		$503		$503		$503

Benefits:

Relocation Allowance	0	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000	up to $	50,000

Health insurance	0		0		$17,570		$17,570		$17,570		$17,570		0

Tax Gross-Up on payments	0	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920	up to $	26,920

Total	0	up to $	77,423	up to $	460,993	up to $	460,993	up to $	280,993	up to $	280,993	up to $	173,423

          Termination Date and Share Price

     The assumed date of termination of employment (whether resulting from a Change in Control or otherwise) is December 31, 2008. The assumed price of our common shares is $0.37, the closing price on the Nasdaq Global Market on December 31, 2008, the last trading day of 2008.

          Salary

     All of the named executives, other than Mr. Endo, are entitled to one year of base salary upon termination of employment under the involuntary termination without Cause and termination for Good Reason circumstances set forth in columns C and D of each table, above. The base salary would be paid by us over the one year period in accordance with regular payroll practices. Although the named executives have no duty to seek other employment, if they become employed during the one year period, the amount of the severance payment will be correspondingly reduced. Mr. Endo is entitled to two years of base salary under the circumstances set forth in columns C and D, above, and on the same terms as the other named executives, except that he has a duty to seek other employment during the second year. The base salary payments are in consideration of a non-compete agreement for a period of one year.

     In the case of permanent Disability (column E of each table), the named executives are entitled to continue to receive base salary in accordance with regular payroll practices until payments begin under our long term disability policy. Based on the terms of our long term disability policy, we have assumed that payments under the policy begin three months after the date of termination of employment.

     In the case of death (column F of each table), the estate or beneficiaries of the named executive officers are entitled to three months of base salary upon termination of employment, paid in accordance with regular payroll practices.

          Incentive Bonus

     In the case of the circumstances set forth columns C – G of each table, above, the named executives are entitled to receive (i) the bonus for the prior year (2007 in this case), if not yet paid and (ii) a bonus for the current year (2008 in this case) based on the target bonus (pro-rated for the amount of time actually worked in the current year in the case of the circumstances listed in columns E, F and G, above). If termination of employment had occurred at December 31, 2008, the named executives would have already been paid their 2007 bonuses and would be fully entitled to their 2008 bonuses, which would ordinarily be paid in early 2009.

          Cost of Living Allowance

     In the case of the circumstances set forth in columns C – F of each table, above, the named executives are entitled to receive three months of Cost of Living Allowance, payable in accordance with normal payroll practices.

          Accelerated Vesting of Share Options and Restricted Share Units

     In the case of the circumstances set forth in columns B, D, E and F of each table, above, all of the unvested options and restricted share units granted as part of the annual incentive award would vest upon termination of employment. In addition, in the case of the circumstances stated in column C and G, all restricted share units granted as part of the annual incentive award for 2006 would vest. No amount is recorded in the tables as a result of the accelerated vesting of the options because all of the options had an exercise price above $0.37 at December 31, 2008. The RSUs are valued using the closing price per share of $0.37 at December 31, 2008.

          Relocation Allowance

     In all circumstances other than termination for Cause or voluntary termination without Good Reason (column A), the named executives are entitled to reimbursement of up to $50,000 for the costs and expenses of relocating back to the U.S..

          Health Insurance

     In the case of the circumstances set forth in columns C – F of each table, above, the named executives and their dependants are entitled to three months of post-termination continued coverage under our health insurance and monthly payments for nine months thereafter (or 21 months thereafter in the case of Mr. Endo) of an amount equal to the premium paid by the company for the named executive’s health insurance.

          Tax Gross-Up

     In any of the circumstances where relocation expenses are reimbursed, the Company pays a tax gross up payment so that the net amount retained or benefit received by the named executive after payment of U.S. Federal, state and local income and employment taxes and Bermuda payroll taxes (assuming for purposes of calculating such taxes that the named executive is in the respective highest tax brackets) is equal to the agreed amount to be reimbursed. The tax gross up has been estimated assuming that the full relocation allowance of up to $50,000 is paid to the named executives.

          Share Repurchase

     If Mr. Gerry’s employment agreement is terminated for any reason, Mr. Gerry may require us to purchase from him 13,000 shares, which he purchased from us in 1998, for an aggregate purchase price equal to 110% of the book value per common share as of the last day of the calendar quarter ending coincident with or immediately preceding the effective date of termination of employment. At December 31, 2008, the book value per common share was $3.28 and therefore Mr. Gerry could have required us to purchase his 13,000 shares for $46,904.

          Amounts not Included

     The amounts shown in the tables above do not include payments to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

•	Accrued salary and vacation pay

•	Distributions of plan balances under the Supplemental Retirement Plan, as described above under “Supplemental Retirement Plan”

•	Disability insurance payments in the case of Disability

•	Life insurance payments in the case of death

          Definitions

For purposes of the above tables, the termination of employment terms have the following meanings:

     “Cause” means: (i) the executive’s commission of any felony; (ii) the executive’s gross negligence, willful malfeasance or gross misconduct in connection with his or her employment; (iii) a substantial and continual refusal by the executive to perform the duties, responsibilities or obligations assigned to the executive under his or her employment agreement; (iv) the executive’s failure to fully cooperate with a regulatory investigation involving us; or (v) any one or more acts by the executive of dishonesty, theft, larceny, embezzlement or fraud from or with respect to us. By way of example, termination from employment necessitated by the executive’s inability to maintain a valid work permit from the applicable Bermuda governmental authorities after the executive has used his or her best efforts to maintain such permit or in connection with a Change in Control does not constitute termination for Cause.

     “Change in Control” means: (i) the acquisition by any person, entity or “group”, other than by The PMI Group, Inc., of fifty percent (50%) or more of the combined voting power of our outstanding voting securities; (ii) the merger, amalgamation, reorganization, or consolidation of, or share exchange involving us, as a result of which our shareholders immediately before such transaction do not, immediately thereafter, own, directly or indirectly, more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the merged or consolidated company; (iii) a sale of all or substantially all of our assets; and (iv) approval by us of the liquidation or dissolution of the company.

     “Disability” means disability as defined in our disability plan or policy covering long-term disability benefits.

     “Good Reason” means: (i) a reduction in the executive’s base salary, cost of living allowance or target bonus opportunity, (ii) our removal of the executive from his or her position, (iii) a material breach of the employment agreement by us, (iv) a material diminution in the executive’s duties or the assignment to the executive of duties that are not materially consistent with those customarily assigned to the position held by the executive of a company of our size and nature which do, or would be reasonably expected to, materially impair his or her ability to function in his or her position, (v) a relocation of the corporate headquarters away from Bermuda, (vi) the refusal of a purchaser of all or substantially all of our assets to continue the executive’s employment with substantially the same position, title and responsibilities and at least the same compensation, or (vii) the executive’s inability to maintain a valid work permit from the applicable Bermuda governmental authorities after the executive has used his or her best efforts to maintain the permit.

Item 12.	Security Ownership of Certain Beneficial Owners, Officers and Directors

     The following table sets forth information as of December 31, 2008 with respect to the beneficial ownership, as defined in Rule 13(d) under the Exchange Act, of our common shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by (i) each person known by us to beneficially own, as defined in Rule 13d-3 under the Exchange Act, 5% or more of our issued and outstanding common shares; (ii) each director and nominee for director; (iii) each named executive officer; and (iv) all named executive officers, directors and nominee directors as a group. As of December 31, 2008, there were 27,251,595 common shares issued and outstanding. For purposes of the following table and the footnotes thereto, the term “currently exercisable” means exercisable as of December 31, 2008 or within 60 days following such date.

	Beneficial Ownership as of December 31, 2008

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percent of Class (%)(2)

5% Shareholders
PMI Mortgage Insurance Co.(3)	6,453,395	23.0
Wellington Management Company, LLP(4)	2,336,728	8.3
High Ridge Capital Partners Limited Partnership(5)	2,453,048	8.7
Bank of America(6)	1,881,951	6.7
Non-Employee Directors
Edward F. Bader(7)	20,200	*
David L. Boyle(8)	27,100	*
Allan S. Bufferd(9)	12,800	*
Joseph M. Donovan(10)	18,250	*
Michael J. Normile	0	*
Lloyd A. Porter	0	*
Steven J. Tynan(11)	2,903,048	10.3
Conrad P. Voldstad(12)	648,288	2.3
Named Executive Officers
Vernon M. Endo(13)	552,516	2.0
James P. Gerry(14)	106,983	*
Edward U. Gilpin(15)	16,250	*
Victoria W. Guest(16)	49,559	*
David K. Steel(17)	174,947	*
Paul C. Wollmann(18)	19,613	*
All directors, nominees and named executive officers, as a group (16 persons)	4,557,804	16.2

* Less than 1%

(1)	Unless otherwise stated, the address for each beneficial owner is c/o RAM Holdings Ltd., RAM Re House, 46 Reid Street, Hamilton HM 12, Bermuda.

(2)

Computed on the basis of 27,251,595 shares outstanding as of December 31, 2008, plus 822,191 shares subject to options exercisable within 60 days thereafter and restricted share units vested within 60 days thereafter.

(3)	The address of the beneficial owner is PMI Plaza, 3003 Oak Road, Walnut Creek, California 94597.

(4)

The address of the beneficial owner is 75 State Street, Boston, Massachusetts, 02109. Based solely on the Schedule 13G filed with the Securities and Exchange Commission by Wellington Management Company, LLP on February 17, 2009, which reported that Wellington Management, in its capacity as investment advisor, has shared voting power with respect to 1,516,828 common shares of RAM Holdings and shared dispositive power with respect to 2,336,728 common shares of RAM Holdings and therefore may be deemed to beneficially own 2,336,728 common shares of RAM Holdings, which are held of record by clients of Wellington Management. Those clients of Wellington Management have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known by Wellington Management to have such right or power with respect to more than five percent of the common shares of RAM Holdings.

(5)

The address of the beneficial owner is 672 Oenoke Ridge, New Canaan, Connecticut 06840 for Mr. James L. Zech and 152 Harbor Road, Rye, New Hampshire 03870 for Mr. Steven J. Tynan. Based solely on the Schedule 13G filed with the Securities and Exchange Commission by High Ridge Capital Partners Limited Partnership and its affiliates on January 28, 2009, which reported voting and dispositive power as follows: 2,453,048 common shares of RAM Holdings Ltd. are beneficially owned directly by High Ridge

Capital Partners Limited Partnership. The general partner of High Ridge Capital Partners Limited Partnership is HRC General Partner Limited Partnership, the general partner of which is High Ridge Capital LLC. Steven J. Tynan and James L. Zech are the managers of High Ridge Capital LLC. Accordingly, HRC General Partner Limited Partnership, High Ridge Capital LLC, Steven J. Tynan and James L. Zech can be deemed to share voting and dispositive power over the common shares of RAM Holdings Ltd. beneficially owned directly by High Ridge Capital Partners Limited Partnership.

(6)

The address of the beneficial owner is 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, North Carolina 28255. Based solely on the Schedule 13G filed with the Securities and Exchange Commission by Bank of America and its affiliates on February 12, 2009, which reported voting and dispositive power as follows: Bank of America Corporation and NB Holdings Corporation have shared voting power as to 1,797,979 common shares of RAM Holdings and shared dispositive power with respect to 1,881,951 common shares of RAM Holdings; BAC North America Holding Company and BANA Holding Corporation have shared voting power as to 1,797,173 common shares of RAM Holdings and shared dispositive power with respect to 1,881,145 common shares of RAM Holdings; Bank of America, NA has sole voting power as to 90 common shares of RAM Holdings, shared voting power as to 1,797,083 common shares of RAM Holdings, sole dispositive power as to 90 common shares of RAM Holdings, and shared dispositive power with respect to 1,881,055 common shares of RAM Holdings; Columbia Management Group, LLC has shared voting power as to 1,797,083 common shares of RAM Holdings and shared dispositive power with respect to 1,881,055 common shares of RAM Holdings; Columbia Management Advisors, LLC has sole voting power with respect to 1,797,083 common shares of RAM Holdings, sole dispositive power with respect to 1,865,938 common shares of RAM Holdings and shared dispositive power with respect to 15,117 common shares of RAM Holdings; and Bank of America Securities Holding Corporation and Banc of America Securities LLC have shared voting power as to 806 common shares of RAM Holdings and shared dispositive power with respect to 806 common shares of RAM Holdings.

(7)	Consists of 2,000 common shares and options exercisable for 18,200 common shares.

(8)	Consists of 11,500 common shares and options exercisable for 15,600 common shares.

(9)	Consists of 5,000 common shares and options exercisable for 7,800 common shares.

(10)	Consists of 15,000 common shares and options exercisable for 3,250 common shares.

(11)

Consists of 2,453,048 beneficially owned by High Ridge Capital Partners Limited Partnership (see note 5, above), 100,000 shares beneficially owned by Liberty Street Partners L.P. and 350,000 common shares beneficially owned directly by Steven J. Tynan. The general partner of Liberty Street Partners L.P. is Liberty Street Corp. Steven J. Tynan owns an equity interest in Liberty Street Corp. Accordingly, Liberty Street Corp. and Steven J. Tynan can be deemed to share voting and dispositive power over the common shares of RAM Holdings Ltd. beneficially owned by Liberty Street Partners L.P. Mr. Tynan disclaims beneficial ownership of any of the common shares owned by Liberty Street Partners L.P. other than to the extent of his pecuniary interest therein.

(12)	Consists of 640,488 common shares and options exercisable for 7,800 common shares.

(13)	Consists of 109,909 common shares, options exercisable for 442,647 common shares and 3,202 restricted share units.

(14)	Consists of 39,525 common shares, options exercisable for 65,820 common shares and 1,638 restricted share units.

(15)	Consists of options exercisable for 12,500 common shares and 3,750 restricted share units.

(16)	Consists of 8,640 common shares, options exercisable for 40,467 common shares and 452 restricted share units.

(17)	Consists of 16,953 common shares, options exercisable for 156,077 common shares and 1,917 restricted share units.

(18)	Consists of 4,000 common shares and options exercisable for 15,613 common shares.

Equity Compensation Plan Information

     The following table provides information about securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	2,256,123	(2)	$7.59	(3)	761,236	(4)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	2,256,123				761,236

(1)	Consists of the following equity compensation plans: the 2001 Stock Option Plan and the 2006 Equity Plan.

(2)

Consists of (i) 1,552,297 shares subject to outstanding share options and 139,626 shares subject to unvested restricted share units under the 2006 Equity Plan and (ii) 564,200 share subject to outstanding share options under the 2001 Stock Option Plan.

(3)	Excludes 139,626 shares issuable under unvested restricted share units.

(4)

Consists of 2,470,000 shares available for issuance under the 2006 Equity Plan to our officers, directors, and employees, excluding those restricted stock units already vested. The 2001 Stock Option Plan has been terminated and no further grants will be made under that plan.

Item 13.	Certain Relationships and Related Transactions.

     We describe below transactions we have entered into with parties that are related to us.

          Relationships with Related Parties

     In December 2003, our shareholder, PMI and our former shareholder, CIVC Partners, became investors in FGIC Corporation, an insurance holding company whose subsidiary FGIC was one of the four largest U.S. based primary financial guaranty insurance companies. In the ordinary course of business prior to 2008, we have entered into facultative reinsurance agreements with FGIC. Effective March 1, 2007, we entered into a quota share reinsurance treaty agreement with FGIC which terminated effective February 28, 2008. In 2008 and 2007, gross written premiums ceded from FGIC accounted for 7% and 26% of total assumed premiums written by us (including premiums on credit derivative polices and before return of premiums on commutations). There were no amounts due from FGIC as of December 31, 2008 or 2007. Effective December 1, 2008, RAM settled disputes with FGIC under certain reinsurance agreements for a payment of $3.1 million. Please see “Security Ownership of Certain Beneficial Owners, Officers and Directors” for details respecting PMI’s ownership of our company.

     Banc of America Securities LLC may be deemed a related party of RAM Holdings because Banc of America may be deemed a beneficial owner of more than 5% of the common shares of RAM Holdings, as disclosed in a 13G filing by Bank of America on February 12, 2009. Please see “Security Ownership of Certain Beneficial Owners, Officers and Directors,” above. In June of 2007, Banc of America Securities acted as the underwriter for a secondary offering of our common shares. Although RAM Holdings was responsible for the expenses of the offering, other than underwriting discounts and commissions, Banc of America Securities agreed to bear $50,000 of its expenses and as a result the net amount RAM Holdings paid to Banc of America Securities was $2,669 of “road show” expenses. In December 2007, at which time RAM Holdings believed that Bank of America was not a related party based on the most recent public filings, RAM Holdings engaged Banc of America Securities to provide advisory services in connection with a review of capital structure alternatives. In that engagement agreement, which was subsequently ratified by the Audit Committee, RAM Holdings agreed to reimburse Banc of America Securities for certain expenses and to engage Banc of America Securities on customary terms in connection with any financing as the placement agent, sole-book running, lead underwriter or equivalent. No amounts were paid to Banc of America Securities in 2007 under the engagement agreement. RAM Holdings paid $100,000 to Banc of America Securities in 2008 for advisory services under the engagement agreement and terminated the engagement agreement effective July 31, 2008.

          Review, Approval or Ratification of Transactions with Related Persons

     Our Board of Directors has adopted a written policy with respect to the review and approval of related party transactions. Under this policy, any “Related Party Transaction” will be consummated or will continue only if a committee of independent directors approves or ratifies the subject transaction in accordance with the guidelines set forth in this policy.

     For these purposes, a “Related Party” is:

1.	an officer or director of RAM Holdings;

2.	a shareholder owning in excess of five percent of RAM Holdings;

3.	a person who is an immediate family member of an officer or director of RAM Holdings; or

4.	an entity which is controlled by someone listed in 1, 2 or 3 above, or an entity in which someone listed in 1, 2 or 3 above has a substantial ownership interest.

     For these purposes, a “Related Party Transaction” is a transaction between RAM Holdings and any Related Party (including any transactions requiring disclosure under Item 404 of Regulation S-K under the U.S. Securities Exchange Act of 1934, which we refer to as the Exchange Act), other than:

1.	transactions available to all employees generally; or

2.	transactions involving less than $120,000 when aggregated with all similar transactions.

     Related Party Transactions are reviewed by a committee of independent directors of the Company, which we refer to as the “Reviewing Committee”. The Reviewing Committee is determined by the Chairmen of the standing committees in consultation with the General Counsel based on whether the subject matter of the transaction is one which would ordinarily be reviewed by that committee in accordance with its Charter. For example, the Risk Management Committee will review Related Party Transactions related to the Company’s customers or investment portfolio. In case of any Related Party Transaction that is not of the type ordinarily reviewed by the Risk Management Committee, the Nominating and Corporate Governance Committee, or the Compensation Committee, the Related Party Transaction is reviewed by the Audit Committee. No member of a Reviewing Committee participates in any review, consideration or approval of any Related Party Transaction with respect to which such member or any of his immediate family members is the related party.

     At any regularly scheduled meeting of the applicable Reviewing Committee, management submits for approval or ratification the proposed Related Party Transaction, including any information that the Reviewing Committee requests in connection with its review. The Reviewing Committee will consider such information as it deems relevant to determine whether the Related Party Transaction is, or is not, inconsistent with the best interests of the Company, which may include the benefits of the Related Party Transaction to the Company and how the terms of the transaction compare to the “market” terms for the same or similar transactions. After review, the applicable committee approves or disapproves such Related Party Transaction.

     There were no Related Party Transactions entered into in 2008 where the above policy was not followed.

Item 14.	Principal Accounting Fees and Services

     In connection with the audit of the 2008 financial statements, our Audit Committee entered into an engagement agreement with PricewaterhouseCoopers that sets forth the terms of PricewaterhouseCoopers’s audit engagement.

     The following table shows the fees for audit and other services provided by PricewaterhouseCoopers for the years ended December 31, 2008 and 2007:

	2008 ($)	2007 ($)

Audit Fees	834,750	741,285
Audit-Related Fees	82,124	74,475
All Other Fees	35,250	41,440

Total	952,124	857,200

          Audit Fees

     Audit fees consist of professional services rendered for the audit of our financial statements for the fiscal years ended December 31, 2008 and 2007 and for the review of the financial statements included in our Quarterly Reports on Form 10-Q in 2008 and 2007

          Audit-Related Fees

     Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements (and are not included in the Audit Fees reported above). Included in these fees amounts paid for reimbursement of expenses and $29,000 for SEC Comment Letter review. Fees in 2007 include $39,450 in connection with RAM Holdings’ secondary offering of common shares in June 2007, $30,000 in connection with RAM Holdings’ Registration Statement on Form S-3 filing in December 2007, and reimbursable expenses.

          All Other Fees

     All other fees consist of fees billed by PricewaterhouseCoopers related to Loss Reserve Specialist fees in 2008 and 2007 and financial due diligence on a potential transaction in 2007

          Pre-Approval of Audit and Non-Audit Services

     Under the charter of the Audit Committee, the Audit Committee must approve any services and fees which are payable to the independent auditors in respect of non-audit activities, and, unless properly delegated beforehand to a sub-committee or the Committee Chair, pre-approve all permitted non-audit work to be performed by the independent auditors, subject to the de minimus exceptions for certain non-audit services described in Section 10A(i) of the Exchange Act that are approved by the Committee prior to the completion of the audit. In August 2006, the Audit Committee authorized RAM Holdings to engage PricewaterhouseCoopers from time to time to provide up to $25,000 of non-audit services per annum without further approval of the Audit Committee.

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

(a)(3) Exhibits

3.1	Amended Memorandum of Association of RAM Holdings Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 8, 2008)

3.2	Amended and Restated Bye-laws of RAM Holdings Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 8, 2008)

4.1	Specimen Common Share Certificate (incorporated by reference, to Exhibit 4.1 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

4.2

Fiscal Agency Agreement dated as of March 26, 2004 between RAM Holdings Ltd. and The Bank of New York, as fiscal agent (incorporated by reference, to Exhibit 4.2 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

4.3

6.875% Senior Note, dated March 26, 2004, from RAM Holdings Ltd. to Cede & Co., for $40.0 million (incorporated by reference, to Exhibit 4.3 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

4.4

Certificate of Designations of Non-Cumulative Preference Shares, Series A of RAM Holdings Ltd. (incorporated by reference, to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, dated November 13, 2007)

4.5	Form of Series A Preference Share Certificate (incorporated by reference, to Exhibit 4.2 of the Registrant’s Report on Form 8-K, dated December 14, 2006)

4.6	Replacement Capital Covenant (incorporated by reference, to Exhibit 4.3 of the Registrant’s Report on Form 8-K, dated December 14, 2006)

4.7	Registration Rights Agreement with respect to the Non-Cumulative Preference Shares, Series A (incorporated by reference, to Exhibit 4.4 of the Registrant’s Report on Form 8-K, dated December 14, 2006)

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

10.3	Amended and Restated Employment Agreement, between the Registrant and Vernon M. Endo (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 17, 2008) †

10.4	Amended and Restated Employment Agreement, between the Registrant and Edward U. Gilpin (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 17, 2008) †

10.5	Amended and Restated Employment Agreement, between the Registrant and David K. Steel (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 17, 2008) †

10.6	Amended and Restated Employment Agreement, between the Registrant and James P. Gerry (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 17, 2008) †

10.7	Amended and Restated Employment Agreement, between the Registrant and Victoria W. Guest (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 17, 2008) †

10.8	Amended and Restated 2000 Supplemental Retirement Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 17, 2008) †

10.9	2001 Stock Option Plan (incorporated by reference, to Exhibit 10.9 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)). †

10.10	Amended and Restated 2006 Equity Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 17, 2008) †

10.11	Form of Indemnification Agreement entered into by the Registrant and its officers and directors (incorporated by reference, to

Exhibit 10.14 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

10.12

Amended and Restated Credit Agreement, dated as of June 22, 2005, among RAM Reinsurance Company Ltd., various banks and Norddeutsche Landesbank Girozentrale, New York Branch, as agent (incorporated by reference, to Exhibit 10.16 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

10.13

Credit Agreement among RAM Reinsurance Company Ltd., various banks and Bayerische Landesbank, New York Branch, as agent (incorporated by reference, to Exhibit 10.17 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

10.14

Put Option Agreement dated as of December 23, 2003 between RAM Reinsurance Company Ltd. and Blue Water Trust I (incorporated by reference, to Exhibit 10.18 of the Registrant’s Amended Registration Statement on Form S-1/A (File No. 333-131763)).

10.15	Form of RAM Holdings Ltd. Share Option Award Agreement for Employees (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 17, 2008) †

10.16	Form of RAM Holdings Ltd. Share Option Award Agreement for Non-Employee Directors (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 17, 2008) †

10.17	Form of RAM Holdings Ltd. Restricted Share Unit Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 17, 2008) †

10.18	Form of RAM Holdings Ltd. Restricted Share Unit Award Agreement [Annual Bonus Award] (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 17, 2008) †

10.19

Master Lease, dated August 20, 2007, between Field Real Estate (Holdings) Limited and RAM Reinsurance Company Ltd. (incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2007)

10.20	Compensation program for Non-Employee Directors (incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 7, 2007).

10.21

Underwriting Agreement, dated as of June 13, 2007, by and among RAM Holdings Ltd., Banc of America Securities LLC, Keefe, Bruyette & Woods, Inc., Fox-Pitt, Kelton Incorporated and Piper Jafffray & Co. and selling shareholders listed on Schedule B thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 14, 2007)

10.22

Commutation Agreement, dated as of July 25, 2008, by and between XL Financial Assurance Ltd. and RAM Reinsurance Company Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 29, 2008)

10.23

Amended and Restated Commutation Agreement, effective as of November 30, 2008, by and between MBIA Insurance Corporation, MBIA Assurance S.A. (now known as MBIA U.K. Insurance Limited), Capital Markets Assurance Corporation and any other insurance and reinsurance subsidiaries of MBIA Inc. on the one hand and RAM Reinsurance Company Ltd. on the other hand.

14.1	Code of Conduct

21.1	Subsidiaries of the registrant.

31.1	Certification of the Chief Executive Officer of RAM Holdings Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of RAM Holdings Ltd. filed herewith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of RAM Holdings Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of RAM Holdings Ltd. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Indicates management contract or compensatory plan.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAM Holdings Ltd.

/s/ Vernon M. Endo

Vernon M. Endo
President and Chief Executive Officer
April 15, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Steven J. Tynan	Chairman of the Board;	April 15, 2009
Director
Name: Steven J. Tynan

/s/ Vernon M. Endo	President and Chief	April 15, 2009
Executive
Name: Vernon M. Endo	Officer and Director (principal executive officer)

/s/ Edward U. Gilpin	Chief Financial Officer	April 15, 2009
(principal financial officer and
Name: Edward U. Gilpin	principal accounting officer)

/s/ Edward F. Bader	Director	April 15, 2009

Name: Edward F. Bader

/s/ David L. Boyle	Director	April 15, 2009

Name: David L. Boyle

/s/ Allan S. Bufferd	Director	April 15, 2009

Name: Allan S. Bufferd

/s/ Joseph M. Donovan	Director	April 15, 2009

Name: Joseph M. Donovan

/s/ Michael J. Normile	Director	April 15, 2009

Name: Michael J. Normile

/s/ Lloyd A. Porter	Director	April 15, 2009

Name: Lloyd A. Porter

/s/ Conrad P. Voldstad	Director	April 15, 2009

Name: Conrad P. Voldstad

Schedule II
RAM Holdings Ltd. (Parent Company)
Condensed Balance Sheets
(in millions of U.S. dollars)

	As of December 31,

	2008	2007

Assets
Investments in subsidiaries	$201.6	$364.4
Cash and cash equivalents	—	—
Intercompany receivable	2.1	2.1
Other assets	1.4	1.5

Total assets	$205.1	$368.0

Liabilities and shareholders’ equity
Liabilities
Long term debt	$40.0	$40.0
Redeemable preference shares	75.0	75.0
Other liabilities	0.7	0.7

Total liabilities	115.7	115.7

Total shareholders’ equity	89.4	252.3

Total liabilities and shareholders’ equity	$205.1	$368.0

Schedule II
RAM Holdings Ltd. (Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2008, 2007 and 2006

(in millions of U.S. dollars)

	2008	2007	2006

Revenues
Dividends from subsidiary	$8.4	$8.4	$2.8
Equity in undistributed earnings of subsidiary	(159.3)	(144.0)	41.1

Total revenues	(150.9)	(135.6)	43.9

Expenses
General and administrative expenses	0.1	0.1	—
Interest expense	8.4	8.4	2.8

Total expenses	8.5	8.5	2.8

Net income	$(159.4)	$(144.1)	$41.1

Schedule II
RAM Holdings Ltd. (Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006
(in millions of U.S. dollars)

	2008	2007	2006

Cash flows from operating activities
Net (loss) income	$(159.4)	$(144.1)	$41.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	159.3	144.0	(41.1)
Amortization of debt discount	—	—	—
Amortization of deferred expenses	0.1	0.1	—
Deferred expenses	—	—	—
Discount on long term debt	—	—	—
Accrued interest payable	—	—	—
Due from shareholders	—	—	—
Related party (receivables)/payables	—	—	0.3

Net cash flows provided by operating activities	—	—	0.3

Investing activities
Net Contributions (to)/from subsidiaries	—	—	(90.8)
Purchase of preference shares in subsidiary	—	—	—

Net cash flows used by investing activities	—	—	(90.8)

Financing activities
Proceeds from issuance of preference shares	—	—	73.9
Loan repayment from shareholder	—	—	—
Shares issued (redeemed)	—	—	16.6

Net cash flows used in financing activities	—	—	90.5

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental cash flow disclosures:
Preference shares dividend paid	5.6	5.6	—
Long-term debt interest paid	$2.8	$2.8	$2.8

-Schedule II
RAM Holdings Ltd. (Parent Company)
Notes to the Condensed Financial Information
For the years ended December 31, 2008, 2007 and 2006

The condensed financial information of RAM Holdings Ltd. for the years ended December 31, 2008, 2007 and 2006, should be read in conjunction with the consolidated financial statements of RAM Holdings Ltd. and the notes thereto.

Schedule IV—Reinsurance
Net Earned Premiums (in millions of U.S. dollars):

	For the Year Ended December 31, 2008

Type of Business:	Direct	Ceded	Assumed	Net	Percentage of assumed to net

Financial guaranty	$—	$1.6	$70.2	$68.6	102.3%
	$—	$1.6	$70.2	$68.6	102.3%

	For the Year Ended December 31, 2007

Type of Business:	Direct	Ceded	Assumed	Net	Percentage of assumed to net

Financial guaranty	$—	$0.2	$51.2	$51.0	100.4%
	$—	$0.2	$51.2	$51.0	100.4%

	For the Year Ended December 31, 2006

Type of Business:	Direct	Ceded	Assumed	Net	Percentage of assumed to net

Financial guaranty	$—	$0.1	$44.4	$44.3	100.2%
	$—	$0.1	$44.4	$44.3	100.2%